Form 10QSB
period 2006-10-31
DMA MINERALS INC.
filed 2006-12-07
CIK 1372336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2006

                        Commission File Number 333-138107


                                DMA MINERALS INC.
                 (Name of small business issuer in its charter)

       Nevada                                                  20-5024859
(State of incorporation)                                (IRS Employer ID Number)

                           Church Barn, 3 Church Lane
                         Barlby, Selby, England YO8 5JG
                                  (775)981-9022
          (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,200,000 shares of Common Stock outstanding as of October 31, 2006.

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            As of             As of
                                                                          October 31,        July 31,
                                                                             2006              2006
                                                                           -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 6,699           $ 5,385
                                                                           -------           -------

TOTAL CURRENT ASSETS                                                         6,699             5,385
                                                                           -------           -------

                                                                           $ 6,699           $ 5,385
                                                                           =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           3,900                --
  Due to Director                                                            5,000                --
                                                                           -------           -------

TOTAL CURRENT LIABILITIES                                                    8,900                --
                                                                           -------           -------

TOTAL LIABILITIES                                                            8,900                --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   1,200,000 shares issued and outstanding as of October 31, 2006
   and July 31, 2006 respectively)                                           1,200             1,200
  Additional paid-in capital                                                 4,800             4,800
  Deficit accumulated during exploration stage                              (8,201)             (615)
                                                                           -------           -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (2,201)            5,385
                                                                           -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $ 6,699           $ 5,385
                                                                           =======           =======

                             See Accompanying Notes

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                   June 6, 2006
                                              Three Months          (inception)
                                                Ended                 through
                                              October 31,           October 31,
                                                 2006                  2006
                                              -----------           -----------
REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

OPERATING COSTS
  Administrative Expenses                           3,686                 4,301
  Professional Fees                                 3,900                 3,900
                                              -----------           -----------
TOTAL OPERATING COSTS                               7,586                 8,201
                                              -----------           -----------

NET INCOME (LOSS)                             $    (7,586)          $    (8,201)
                                              ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE               $     (0.01)          $     (0.01)
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      1,200,000             1,200,000
                                              ===========           ===========

                             See Accompanying Notes

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     June 6, 2006
                                                                   Three Months      (inception)
                                                                      Ended            through
                                                                    October 31,       October 31,
                                                                       2006              2006
                                                                     -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(7,586)          $(8,201)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                            3,900             3,900
    Increase (decrease) in Due to Director                             5,000             5,000
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,314               699

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                --                --
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --             1,200
  Additional paid-in capital                                              --             4,800
                                                                     -------           -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --             6,000
                                                                     -------           -------

NET INCREASE (DECREASE) IN CASH                                        1,314             6,699

CASH AT BEGINNING OF PERIOD                                            5,385                --
                                                                     -------           -------

CASH AT END OF PERIOD                                                $ 6,699           $ 6,699
                                                                     =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $    --           $    --
                                                                     =======           =======
  Income Taxes                                                       $    --           $    --
                                                                     =======           =======

                             See Accompanying Notes

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DMA Minerals Inc. (the Company) was incorporated on June 6, 2006 under the laws of the State of Nevada. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company has elected a July 31, year-end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by DMA Minerals, Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $8,201 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,200,000 shares for sale at $.05 per share to raise capital of $60,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of October 31,  2006,  a loan  payable in the amount of $5,000 was due Daniel
Martinez-Atkinson (a director). As of October 31, 2006, the Company intends to repay the loan from the proceeds of its upcoming SB-2 offering and the loan is non-interest bearing.

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

Daniel Martinez-Atkinson, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 6, 2006 the Company issued a total of 1,200,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $6,000.

As of October 31, 2006 the Company had 1,200,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,200,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2006 was $6,699. In order to satisfy our cash requirements we must complete our offering of 1,200,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 8, 2006.

Our plan of operation for the twelve months following the completion of our offering is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. In addition to the $50,300 we anticipate spending for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $15,700 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $66,000, which is the amount to be raised in the offering and our cash on hand. We will require the funds from the offering to proceed.

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase:

Phase 1
Detailed prospecting and mineralization mapping, followed
by hand trenching to obtain clean, fresh samples. The
estimated cost for this program is all inclusive                      $ 5,840

Phase 2
Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. Included in this estimated cost is transportation,
accommodation,  board, grid installation, two
geophysical surveys, maps and report                                  $10,778

Phase 3

Induced polarization survey over grid controlled
anomalous areas of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays, detailed
maps and reports                                                      $33,682

                                                                      -------

                                            Estimated Total           $50,300
                                                                      =======

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in the spring of 2007. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated this program will take approximately 12 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

Subject to financing, we anticipate commencing the second phase of our exploration program in summer 2007. Subject to financing and the results of phases 1 and 2 we anticipate commencing with phase 3 in fall 2007 or spring 2008. We have a verbal agreement with James McLeod, the professional geologist who prepared the geology report on the TG Mineral Claim, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-138107.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company has elected a July 31, year-end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by DMA Minerals, Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION
ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138107, at the SEC website at www.sec.gov:

        Exhibit
        Number                         Description
        ------                         -----------
         3.1         Articles of Incorporation*
         3.2         Bylaws*
         31.1        Sec. 302 Certification of Principal Executive Officer
         31.2        Sec. 302 Certification of Principal Financial Officer
         32.1        Sec. 906 Certification of Principal Executive Officer
         32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 6, 2006               DMA Minerals Inc., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 6, 2006               DMA Minerals Inc., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer