Form 10QSB
period 2007-01-31
DMA MINERALS INC.
filed 2007-03-12
CIK 1372336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2007

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

There were 2,400,000 shares of Common Stock outstanding as of January 31, 2007.

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                         January 31,         July 31,
                                                                            2007               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 56,224           $  5,385
  Deposit                                                                    3,000                 --
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        59,224              5,385
                                                                          --------           --------

                                                                          $ 59,224           $  5,385
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                                   $  5,000           $     --
                                                                          --------           --------

TOTAL CURRENT LIABILITIES                                                    5,000                 --

TOTAL LIABILITIES                                                            5,000                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   2,400,000 and 1,200,000 shares issued and oustanding
   as of January 31, 2007 and July 31, 2006 respectively)                    2,400              1,200
  Additional paid-in capital                                                63,600              4,800
  Deficit accumulated during exploration stage                             (11,776)              (615)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  54,224              5,385
                                                                          --------           --------

      TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY                                         $ 59,224           $  5,385
                                                                          ========           ========

                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       June 6, 2006
                                           Three Months           Six Months            (inception)
                                              Ended                 Ended                through
                                            January 31,           January 31,           January 31,
                                               2007                  2007                  2007
                                            -----------           -----------           -----------
REVENUES
  Revenues                                  $       100           $       100           $       100
                                            -----------           -----------           -----------
TOTAL REVENUES                                      100                   100                   100

PROFESSIONAL FEES                                 1,000                 4,900                 4,900
GENERAL & ADMINISTRATIVE EXPENSES                 2,675                 6,361                 6,976
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (3,675)              (11,261)              (11,876)
                                            -----------           -----------           -----------

NET INCOME (LOSS)                           $    (3,575)          $   (11,161)          $   (11,776)
                                            ===========           ===========           ===========

BASIC EARNINGS PER SHARE                    $     (0.00)          $     (0.01)          $     (0.01)
                                            ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,565,217             1,382,609             1,340,000
                                            ===========           ===========           ===========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      June 6, 2006
                                                                    Six Months         (inception)
                                                                      Ended             through
                                                                    January 31,        January 31,
                                                                       2007               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(11,161)          $(11,776)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposit                                     (3,000)            (3,000)
    Increase (Decrease) in Payable to a Director                        5,000              5,000
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,161)            (9,776)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              1,200              2,400
  Additional paid-in capital                                           58,800             63,600
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             66,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        50,839             56,224

CASH AT BEGINNING OF PERIOD                                             5,385                 --
                                                                     --------           --------
CASH AT END OF YEAR                                                  $ 56,224           $ 56,224
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2007


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company has elected a July 31 year-end.

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are expensed as incurred. Additions, major renewals and replacements that increase

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,776 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of January 31, 2007, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (Director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2007


NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 "Share Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 6, 2006 the Company issued a total of 1,200,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $6,000.

1,200,000 common shares were issued to 26 investors in the Company's SB-2 offering for the aggregate sum of $60,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on November 8, 2006 and completed on December 4, 2006.

As of January 31, 2007 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at January 31, 2007 was $56,224. In order to satisfy our cash requirements we were required to complete our offering of 1,200,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 8, 2006. As of December 4, 2006 the offering was closed after raising $60,000 pursuant to the sale of 1,200,000 shares at $0.05 per share to 26 investors.

Our plan of operation for the twelve months is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. We have paid a $3,000 deposit to the geologist to commence the exploration program. In addition to the remaining $47,300 we anticipate spending for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $8,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $55,000, which is the amount raised in the offering and our cash on hand.

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
                                                                      =======

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2007, weather permitting. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration, but have paid a deposit of $10,000 to the geologist to commence exploration as soon as weather permits.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. This program will take approximately 12 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in summer 2007. Subject to the results of phases 1 and 2 we anticipate commencing with phase 3 in fall 2007 or spring 2008. We have retained James McLeod, the professional geologist who prepared the geology report on the TG Mineral Claim, to direct the exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

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

The following exhibits are included with this filing.

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

March 5, 2007                   DMA Minerals Inc., Registrant


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

March 5, 2007                   DMA Minerals Inc., Registrant


                                By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer