Form 10QSB
period 2007-04-30
DMA MINERALS INC.
filed 2007-06-06
CIK 1372336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended April 30, 2007

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

There were 2,400,000 shares of Common Stock outstanding as of April 30, 2007.

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          April 30,          July 31,
                                                                            2007               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 54,887           $  5,385
  Deposit                                                                    3,000                 --
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        57,887              5,385
                                                                          --------           --------

                                                                          $ 57,887           $  5,385
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                                   $  5,000           $     --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    5,000                 --

TOTAL LIABILITIES                                                            5,000                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   2,400,000 and 1,200,000 shares issued and oustanding
   as of January 31, 2007 and July 31, 2006 respectively)                    2,400              1,200
  Additional paid-in capital                                                63,600              4,800
  Deficit accumulated during exploration stage                             (13,113)              (615)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  52,887              5,385
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 57,887           $  5,385
                                                                          ========           ========

                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                      June 6, 2006
                                                Three Months        Nine Months        (inception)
                                                   Ended              Ended             through
                                                  April 30,          April 30,          April 30,
                                                    2007               2007               2007
                                                 -----------        -----------        -----------
REVENUES
  REVENUES                                       $        --        $       100        $       100
                                                 -----------        -----------        -----------
TOTAL REVENUES                                            --                100                100

PROFESSIONAL FEES                                      1,000              5,900              5,900
GENERAL & ADMINISTRATIVE EXPENSES                        337              6,698              7,313
                                                 -----------        -----------        -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (1,337)           (12,598)           (13,213)
                                                 -----------        -----------        -----------

NET INCOME (LOSS)                                $    (1,337)       $   (12,498)       $   (13,113)
                                                 ===========        ===========        ===========

BASIC EARNINGS PER SHARE                         $     (0.00)       $     (0.01)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         2,400,000          1,714,286
                                                 ===========        ===========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                        June 6, 2006
                                                                      Nine Months        (inception)
                                                                        Ended             through
                                                                       April 30,          April 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,498)          $(13,113)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposit                                       (3,000)            (3,000)
    Increase (Decrease) in Payable to a Director                          5,000              5,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (10,498)           (11,113)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,200              2,400
  Additional paid-in capital                                             58,800             63,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             66,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          49,502             54,887

CASH AT BEGINNING OF PERIOD                                               5,385                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 54,887           $ 54,887
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $13,113 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of April 30, 2007, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007


NOTE 8 - STOCK TRANSACTIONS - CONTINUED

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

As of April 30, 2007 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at April 30, 2007 was $54,887. To satisfy our cash requirements we completed an offering of 1,200,000 shares registered pursuant to a SB-2 Registration Statement which became effective on November 8, 2006. In December 2006 the offering was closed after raising $60,000 pursuant to the sale of 1,200,000 shares at $0.05 per share to 26 investors.

Our plan of operation for the twelve months is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. We have paid a $3,000 deposit to the geologist to commence the exploration program. In addition to the remaining $47,300 we anticipate spending for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $54,000, which is the amount raised in the offering and our cash on hand.

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
                                                                        =======

We plan to commence Phase 1 of the exploration program on the claim as soon as weather permits and our geologist is available. We anticipate this will be in the next 3 months. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

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

Subject to the results of phases 1 and 2 we anticipate commencing with phase 3 in spring 2008. We have retained James McLeod, the professional geologist who prepared the geology report on the TG Mineral Claim, to direct the exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement (SEC File Number 333-138107), on the SEC website at www.sec.gov:

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

June 1, 2007                  DMA Minerals Inc., Registrant


                              By: /s/ Daniel Martinez-Atkinson
                                 -----------------------------------------------
                                 Daniel Martinez Atkinson, President,
                                 Chief Executive Officer, Principal
                                 Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 1, 2007                  DMA Minerals Inc., Registrant


                              By: /s/ Daniel Martinez-Atkinson
                                 -----------------------------------------------
                                 Daniel Martinez Atkinson, President,
                                 Chief Executive Officer, Principal
                                 Accounting Officer, and Chief Financial Officer