Form 10KSB
period 2007-07-31
DMA MINERALS INC.
filed 2007-10-29
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended July 31, 2007.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                                DMA MINERALS INC.
              (Exact name of small business issuer in its charter)

           Nevada                        333-138107              20-5024859
(State or Other Jurisdiction of         (Commission            (IRS Employer
 Incorporation or Organization)         File Number)         Identification No.)

                           Church Barn, 3 Church Lane
                         Barlby, Selby, England YO8 5JG
                    (Address of Principal Executive Offices)

                    Issuer's telephone number: (775)981-9022

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $60,000 (1,200,000 common shares @ $0.05 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2007, the issuer had 2,400,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization. The TG Mineral Claim, consisting of 12 contiguous cells totaling 600 acres, is the only claim currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                                    GLOSSARY

Analcite-bearing trachybasalt -        Analcite or analcime is a hydrous sodium
                                       aluminum silicate mineral that
                                       predominates in the extrusive or volcanic form of its igneous equivalent, a syenogabbro.

Andesitic to basaltic composition -    a range of rock descriptions using the
                                       chemical make-up or mineral norms of the same.

Dry Interior Belt biotic zone -        a division of life forms and climatic
                                       zones that make-up or may be particular
                                       to British Columbia, Canada. Another
                                       example could the Cariboo Parklands zone.

Elongate basin -                       a longer than wide depression that may be
                                       favorable to in-filling by adjacent
                                       eroding mountains.

Formation -                            the fundamental unit of similar rock
                                       assemblages used in stratigraphy.

Intermontane belt -                    between mountains (ranges), a usually
                                       longer than wide depression occurring
                                       between enclosing mountain ranges that
                                       supply erosional material to infill the
                                       basin.

Mineral tenure of British Columbia -   the rights, privileges and obligations
                                       specified, by the acquisition of mineral tenure, in the Mineral Tenure Act of the Province. Specifics of what a mineral tenure holder can, cannot and must do to hold mineral title in British Columbia, Canada. Since B.C. is a Provincial jurisdiction mineral tenure lies with the province unless federal jurisdiction is encroached, i.e. fisheries or if the mineral activity takes place in a federal territory, i.e. Nunavit. Also a federally chartered company may have to use
                                       Canadian (federal) rules and regulations.

Plagioclase feldspar -                 a specific range of chemical composition
                                       of common or abundant rock forming
                                       silicate minerals.

Porphyritic in augite pyroxene -       Large porphyroblasts or crystals of a
                                       specific rock-forming mineral, i.e.
                                       augite occurring within a matrix of finer grained rock-forming minerals.

Upper Triassic age Nicola Group -      upper Triassic refers to rock units of
                                       similar age within the range of 213 -248 million year, before the present. Age descriptions often use the adjectives, lower-middle-upper to further define the position of age. To constitute a group it must be composed of at least two formations.

Volcaniclastic -                       Angular to rounded particles of a wide
                                       range of sizes within (a welded) finer
                                       grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The one property in our portfolio is the TG Mineral Claim, consisting of 600 acres, included within 12 contiguous cells. The TG Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 541556 and is good to September 18, 2008.

The mineral claim area may be located at the center of the property the latitude is 51(Degree) 11' 3" N and the longitude is 121(Degree) 5' 46" W. The claim is motor vehicle accessible from the Village of 70 Mile House, B.C. by traveling 17 miles east southeast along the Upper Loon Lake gravel ranch road to the mineral claim. The Town of 100 Mile House and the City of Kamloops, B.C. which lie 46 miles and 86 miles by road northwest and southeast of the TG mineral claim, respectively. Each offer much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Kamloops, B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla Highway. Much of this area of the interior plateau, with its rolling hills, hosts clusters of lodge pole pine with similar stands of aspen. The area experiences about 20" - 30" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally more severe than the dry belt to the east and can last from November through March.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this prospectus.

There is not a plant or any equipment currently located on the property.

The initial exploration phase is supported by generators. Water required for exploration and development of the claim is available from several creeks and fresh water lakes located in the area.

A three-phase exploration program to evaluate the area was considered appropriate and was recommended by the geologist. Phase 1 of the work program consisted of detailed prospecting and mineralization mapping, followed by hand trenching to obtain samples. Contingent upon favorable results from Phase 1, Phase 2 work would consist of Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Phase 3 work would include an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Then hoe or bulldozer trenching, mapping and sampling of bedrock anomalies.

The cost of the proposed program is $5,840 (USD) for the initial phase of exploration work, $10,778 for the 2nd phase and $33,682 for the 3rd phase.

ACQUISITION OF THE MINERAL CLAIM

The TG Mineral Claim is assigned Tenure Number 541556 and is recorded in the name of our president, Daniel Martinez-Atkinson. The claim is in good standing to September 18, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president, Daniel Martinez-Atkinson, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Martinez-Atkinson who is a Canadian citizen. The TG Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The TG property lies in the interior plateau of the province and within the Cariboo Parkland biotic or life zone of British Columbia. The area experiences about 20" - 30" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally more severe than the dry belt to the east and can last from November through March.

Much of this area of the interior plateau, with its rolling hills, hosts clusters of lodge pole pine with similar stands of aspen. Douglas fir and Engelmann spruce round out the other evergreen cover, but in lesser abundance. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

The Town of 100 Mile House and the City of Kamloops, British Columbia which lie 46 miles and 86 miles by road northwest and southeast of the TG mineral claim, respectively. Each offer much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Kamloops, B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla Highway. Kamloops has a good airport and the overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

The claim area ranges in elevation from 3,150 feet to 3,600 feet mean sea level. The physiographic setting of the property can be described as rounded, open range pockets among the clusters of evergreens and aspens in a plateau setting. The surface of the area has been altered both by the erosion and the depositional (drift cover) effects of glaciations. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and small streams are abundant in the area.

PROPERTY MINERALIZATION

The professional geologist has observed in places within the general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the volcanic tuffs (as volcanic skarn). These occurrences were observed in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization is often observed as epidote-chlorite-calcite or as a propylitic assemblage.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $3,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Daniel Martinez-Atkinson who currently devotes 5-7 hours per week to company matters and he will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have recently commenced the exploration program on the TG Mineral Claim. However, we still have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 6, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR DMA MINERALS INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. We have a geological report and the claim has been staked per British Columbia regulations. However; there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. The area where the TG Claim is located experiences 20 to 30 inches of precipitation annually of which 25% may occur as a snow equivalent. Winters generally last from November through March. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Daniel Martinez-Atkinson, our sole officer and director of the company, currently devotes approximately 5-7 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

IF OUR OFFICER AND DIRECTOR RESIGNS OR DIES WITHOUT HAVING FOUND REPLACEMENTS OUR OPERATIONS WILL BE SUSPENDED OR CEASE. IF THAT SHOULD OCCUR, YOU COULD LOSE YOUR INVESTMENT.

     We only have one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to operate the company. If we lose the services of our officer and director, and until we find another person to replace him, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the residence of our president at Church Barn, 3 Church Lane, Barlby, Selby, England YO8 5JG. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended July 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "DMAM". There has been no active trading market.

Of the 2,400,000 shares of common stock outstanding as of July 31, 2007, 1,200,000 shares are owned by Daniel Martinez-Atkinson, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of July 31, 2007, we have 2,400,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(A)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended July 31, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $14,854 in expenses through July 31, 2007.

The following table provides selected financial data about our company for the years ended July 31, 2007 and 2006.

             Balance Sheet Data:           7/31/07          7/31/06
             -------------------           -------          -------

             Cash                          $53,146          $ 5,385
             Total assets                  $56,146          $ 5,385
             Total liabilities             $ 5,000          $     0
             Shareholders' equity          $51,146          $ 5,385

Cash provided by financing activities for the year ended July 31, 2007 was $60,000 resulting from the sale of 1,200,000 shares to 26 independent investors. Cash provided by financing since inception was $6,000 from the sale of shares to our officer and director and the $60,000 resulting from the sale of our common stock to 26 independent investors

PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $53,146. If we experience a shortage of funds, our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution.

Our plan of operation for the twelve months is to complete the three phases of the exploration program on our claim consisting of detailed prospecting, mineralization mapping, Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest, induced polarization survey over grid controlled anomalous areas of interest, hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. We have paid a $3,000 deposit to the geologist and he has commenced the exploration program. In addition to the remaining $47,300 we anticipate spending for Phases 1-3 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $52,000.

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
                                                                      =======

The geologist has commenced Phase 1 of the exploration program on the claim. He has completed the field work and we expect to have his report in the next one to two months.

The above program costs are management's estimates based upon the recommendations of the professional geologist and the actual project costs may exceed our estimates. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. This program will take approximately 12 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

Subject to the results of phases 1 and 2 we anticipate commencing with phase 3 in spring or summer of 2008, depending upon the weather and geologist's availability. We have retained James McLeod, the professional geologist who prepared the geology report on the TG Mineral Claim, to direct the exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first three phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

ITEM 7. FINANCIAL STATEMENTS.

                               DMA MINERALS, INC.

                                      INDEX

Report of Independent Registered Public Accounting Firm                    18

Financial Statements:

     Balance Sheet - July 31, 2007 and 2006                                19

     Statement of Operations - Years ended July 31, 2007 and 2006
     and June 6, 2006 through July 31, 2007                                20

     Statement of Stockholders' Equity - Years ended July 31, 2007
     and 2006 and June 6, 2006 through July 31, 2007                       21

     Statement of Cash Flows - Years ended July 31, 2007 and 2006
     and June 6, 2006 through July 31, 2007                                22

     Notes to Financial Statements                                         23

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DMA Minerals, Inc.

I have audited the accompanying balance sheet of DMA Minerals, Inc. (A Exploration Stage Company) as of July 31, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMA Minerals, Inc., (A Exploration Stage Company) as of July 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
October 22, 2007

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 53,146           $  5,385
  Deposit                                                             3,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 56,146              5,385
                                                                   --------           --------

                                                                   $ 56,146           $  5,385
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $  5,000           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000                 --

TOTAL LIABILITIES                                                     5,000                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,400,000 and 1,200,000 shares issued
   and outstanding as of July 31, 2007 and July 31, 2006              2,400              1,200
  Additional paid-in capital                                         63,600              4,800
  Deficit accumulated during exploration stage                      (14,854)              (615)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           51,146              5,385
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 56,146           $  5,385
                                                                   ========           ========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                      June 6, 2006
                                                                                      (inception)
                                             Year Ended           Year Ended            through
                                              July 31,             July 31,             July 31,
                                                2007                 2006                 2007
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $      100           $       --           $      100
                                             ----------           ----------           ----------
TOTAL REVENUES                                      100                   --                  100

EXPENSES
  Professional Fees                               6,900                6,900
  General & Administrative Expenses               7,439                  615                8,054
                                             ----------           ----------           ----------
TOTAL EXPENSES                                   14,339                  615               14,954
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (14,239)          $     (615)          $  (14,854)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $     0.01           $     0.00
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,989,041            1,200,000
                                             ==========           ==========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From June 6, 2006 (Inception) through July 31, 2007
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                          Common      Additional        During
                                            Common        Stock        Paid-in        Exploration
                                             Stock        Amount       Capital           Stage          Total
                                             -----        ------       -------           -----          -----
BALANCE, JUNE 6, 2006                           --       $    --       $     --        $     --       $     --

Stock issued for cash on
 June 6, 2006 @ $0.005 per share         1,200,000         1,200          4,800                          6,000

Net loss,  July 31, 2006                                                                   (615)          (615)
                                        ----------       -------       --------        --------       --------

BALANCE, JULY 31, 2006                   1,200,000       $ 1,200       $  4,800        $   (615)      $  5,385
                                        ==========       =======       ========        ========       ========

Stock issued for cash on
 December 4, 2006 @ $0.05 per share      1,200,000         1,200         58,800                         60,000

Net loss, July 31, 2007                                                                 (14,239)       (14,239)
                                        ----------       -------       --------        --------       --------

BALANCE, JULY 31, 2007                   2,400,000       $ 2,400       $ 63,600        $(14,854)      $ 51,146
                                        ==========       =======       ========        ========       ========

                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          June 6, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                       July 31,           July 31,           July 31,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,239)          $   (615)          $(14,854)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Decrease (Increase) in Deposit                                      (3,000)                --             (3,000)
     Incease (Decrease) in Payable to a Director                          5,000                 --              5,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,239)              (615)           (12,854)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,200              1,200              2,400
  Additional paid-in capital                                             58,800              4,800             63,600
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000              6,000             66,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          47,761              5,385             53,146

CASH AT BEGINNING OF PERIOD                                               5,385                 --                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 53,146           $  5,385           $ 53,146
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007


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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended July 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $14,854 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of July 31, 2007, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007


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

As of July 31, 2007 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officer and director of DMA Minerals Inc., whose one year terms will expire on 07/01/08, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age   Position      Date First Elected   Term Expires
--------------             ---   --------      ------------------   ------------
Daniel Martinez-Atkinson    24   President,         6/06/06            7/01/08
Church Barn, 3 Church Lane       Secretary,
Barlby, Selby                    Treasurer, CFO,
England YO8 5JG                  CEO & Director

The person named above is a promoter of DMA Minerals Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Daniel Martinez-Atkinson currently devotes 5-7 hours per week to company matters. After receiving funding per our business plan Mr. Martinez-Atkinson intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

Our officer or director has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officer and director has not been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

Resume

DANIEL MARTINEZ-ATKINSON has been President, CEO, Treasurer, CFO, Secretary and Director of the Company since inception.

EDUCATION

Sept 05 - Sept 06    MA CORPORATE STRATEGY AND GOVERNANCE, University of
                     Nottingham Corporate strategy is concerned with how organizations develop, grow and restructure, usually as a result of environmental changes. Corporate governance is closely liked as it is concerned with who controls a company, the relationship between owners and managers, who takes responsibility for decisions, and executive remuneration levels.

Sept 02 - Jun 05     BSC HONS OPERATIONS MANAGEMENT - First Class
                     Modules focused on information systems, administrative theory, supply chain management, microeconomics, human resources management, finance, managerial accounting, policy, calculus, statistics, project management and management science.

2000 - 2002          REPTON SCHOOL
                     A levels: Business Studies (A), French (A), Spanish (A)
                     As level: General Studies (C)

1999 - 2000          Professional tennis player, based in Malaga, Spain

WORK EXPERIENCE

Jul 05 - Aug 05      PLACEMENT (ADMINISTRATIVE ASSISTANT), DAVID LLOYD
                     NOTTINGHAM
                     Liaison with potential and existing customers in order to meet their individual membership requirements. Assisting with payroll, composing letters for CRB (police) checks and maintaining record systems. This experience really gave me an insight into the running of a business in a client-focused environment.

Sept 04 - Sept 05    CONSULTANCY PROJECT, LEW HOAD CAMPO DE TENIS, DISSERTATION
                     Objective was to create a recovery business plan to ensure that the Lew Hoad Campo de Tenis reaches as a minimum a level of financial break even. Involved in reviewing accounts, holding interviews, collating market data, analyzing results and putting justified recommendations forward to the club.

Jun 02 - Sept 05     TENNIS COACH, LEW HOAD CAMPO DE TENIS, MALAGA, SPAIN
                     In sole charge of the organization, promotion and running of the children's summer program which ran for 12 weeks.
                     Roles included budgeting, forecasting, staff recruitment and training, purchasing, organizing staff, events and tournaments and the creation and implementation of a publicity campaign. My greatest development during my time at the club was the substantial improvement of my leadership skills

Jan 02 - Jun 04      BARTENDER, LINCOLN HALL, UNIVERSITY OF NOTTINGHAM

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;

     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised solely of Daniel Martinez-Atkinson.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
D M-Atkinson     2007       -0-        -0-         -0-           -0-           -0-        -0-         -0-
President        2006       -0-        -0-         -0-           -0-           -0-        -0-         -0-

There are no current employment agreements between the company and its executive officer.

On June 6, 2006, a total of 1,200,000 shares of common stock were issued to Daniel Martinez-Atkinson in exchange for cash in the amount of $6,000 U.S., or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Daniel Martinez-Atkinson currently devotes approximately 5-7 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of DMA Minerals Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Daniel Martinez-Atkinson           1,200,000              50%

     Officers and
     Directors as a Group               1,200,000              50%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)         Articles of Incorporation*
       3(ii)        Bylaws*
      31            Sec. 302 Certification of CEO/CFO
      32            Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-138107.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $5,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2007.

For the year ended July 31, 2006, the total fees charged to the company for audit services, including interim reviews, were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Daniel Martinez-Atkinson                                    October 29, 2007
---------------------------------------------------------       ----------------
Daniel Martinez-Atkinson, President                                    Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)