Form 10QSB
period 2007-10-31
DMA MINERALS INC.
filed 2007-12-18
CIK 1372336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended October 31, 2007

                        Commission File Number 333-138107


                                DMA MINERALS INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-5024859
(State of incorporation)                                (IRS Employer ID Number)

                           Church Barn, 3 Church Lane
                         Barlby, Selby, England YO8 5JG
                                  (775) 981-9022
          (Address and telephone number of principal executive offices)

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

There were 2,400,000 shares of Common Stock outstanding as of October 31, 2007.

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,         July 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 50,396           $ 53,146
  Deposit                                                             3,000              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 53,396             56,146
                                                                   --------           --------

                                                                   $ 53,396           $ 56,146
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                               5,000              5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000              5,000

TOTAL LIABILITIES                                                     5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,400,000 shares issued and outstanding
   as of October 31, 2007 and July 31, 2007 respectively              2,400              2,400
  Additional paid-in capital                                         63,600             63,600
  Deficit accumulated during exploration stage                      (17,604)           (14,854)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           48,396             51,146
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 53,396           $ 56,146
                                                                   ========           ========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          June 6, 2006
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                 October 31,          October 31,          October 31,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $      100
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                  100

PROFESSIONAL FEES                                     2,400                3,900                9,300
GENERAL & ADMINISTRATIVE EXPENSES                       350                3,686                8,404
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,750)              (7,586)             (17,704)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,750)          $   (7,586)          $  (17,604)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,400,000            1,200,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      June 6, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                 October 31,        October 31,        October 31,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (2,750)          $ (7,586)          $(17,604)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Deposit                                                            --                 --             (3,000)
     Accounts Payable                                                   --              3,900                 --
     Payable to a Director                                              --              5,000              5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,750)             1,314            (15,604)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              2,400
  Additional paid-in capital                                            --                 --             63,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             66,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (2,750)             1,314             50,396

CASH AT BEGINNING OF PERIOD                                         53,146              5,385                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 50,396           $  6,699           $ 50,396
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,604 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of October 31, 2007, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


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

As of October 31, 2007 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at October 31, 2007 was $50,396. To satisfy our cash requirements we completed an offering of 1,200,000 shares registered pursuant to a SB-2 Registration Statement which became effective on November 8, 2006. In December 2006 the offering was closed after raising $60,000 pursuant to the sale of 1,200,000 shares at $0.05 per share to 26 investors. Our director has loaned the company $5,000 as of October 31, 2007. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so.

Our operating expenses for the three months ended October 31, 2007 were $2,750. For the same three month period in 2006 the expenses were $7,586. There were no revenues for the three month period ended October 31, 2007 or 2006.

Phase one of our exploration program has been completed at a cost of $4,950. A $3,000 deposit has been paid to the geologist and we received billing for the remaining $1,950 subsequent to our October 31, 2007 financial statements. Our plan of operation for the next twelve months is to proceed with the next two phases of the exploration program if recommended by the consulting geologist based upon the results of the first phase of exploration. The fieldwork program of phase one was conducted during the period of May 12-15, 2007. The program included reconnaissance geological mapping and prospecting to define an area to undertake a line of MMI soil sampling. A total of 17 samples were taken for analysis. We are currently in consultation with the geologist to assess the merit of a follow-up two phase program to test the validity of the results of the first phase of exploration.

If it is determined that it is prudent to proceed with further exploration the following two phase exploration proposal and cost estimate is offered with the understanding that the second phase is contingent upon positive (encouraging) results being obtained from the first phase:

PHASE 1

Detailed MMI follow-up, magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the current survey. Included in this estimated cost is
transportation, geological mapping and supervision,
accommodation, board, grid installation, two geophysical
surveys, geochemical analyses, maps and reports                         $12,000

PHASE 2

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports                   $37,500
                                                                        -------

                                       Estimated Total                  $49,500
                                                                        =======

The above program costs are management's estimates based upon the recommendations of the professional geologist and the actual project costs may exceed our estimates. Phase 1 will take approximately 4 weeks to complete. Due to weather winter conditions we do not anticipate the geologist being able to commence the program until Spring 2008, if we decide there is merit to the program.

Subject to the results of phases 1 we anticipate commencing with phase 2 in late spring or summer of 2008, depending upon the weather and geologist's availability. It is estimated that this phase will take approximately 4 weeks to complete.

We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-138107.

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

December 18, 2007              DMA Minerals Inc., Registrant


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

December 18, 2007              DMA Minerals Inc., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer