Form 10-Q
period 2008-01-31
DMA MINERALS INC.
filed 2008-03-11
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-138107


                                DMA MINERALS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           Church Barn, 3 Church Lane
                         Barlby, Selby, England YO8 5JG
          (Address of principal executive offices, including zip code.)

                                  (775)981-9022
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,400,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2008, prepared by the company, immediately follow.

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 46,826           $ 53,146
  Deposit                                                                --              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 46,826             56,146
                                                                   --------           --------

                                                                   $ 46,826           $ 56,146
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                               5,000              5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000              5,000

TOTAL LIABILITIES                                                     5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,400,000 shares issued and outstanding
   as of October 31, 2007 and July 31, 2007 respectively              2,400              2,400
  Additional paid-in capital                                         63,600             63,600
  Deficit accumulated during exploration stage                      (24,174)           (14,854)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           41,826             51,146
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 46,826           $ 56,146
                                                                   ========           ========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           June 6, 2006
                                          Three Months     Three Months     Six Months      Six Months      (inception)
                                             Ended            Ended           Ended           Ended          through
                                           January 31,      January 31,     January 31,     January 31,     January 31,
                                              2008             2007            2008            2007            2008
                                           ----------       ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --       $      100      $       --      $      100      $      100
                                           ----------       ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --              100              --             100             100

PROFESSIONAL FEES                               1,100            1,000           3,500           4,900          10,400
GENERAL & ADMINISTRATIVE EXPENSES               5,470            2,675           5,820           6,361          13,874
                                           ----------       ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (6,570)          (3,675)         (9,320)        (11,261)        (24,274)
                                           ----------       ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (6,570)      $   (3,575)     $   (9,320)     $  (11,161)     $  (24,174)
                                           ==========       ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $    (0.00)     $    (0.00)     $    (0.01)
                                           ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  2,400,000        1,565,217       2,400,000       1,382,609
                                           ==========       ==========      ==========      ==========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      June 6, 2006
                                                                 Six Months         Six Months        (inception)
                                                                   Ended              Ended             through
                                                                 January 31,        January 31,        January 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (9,320)          $(11,161)          $(24,174)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                          3,000             (3,000)                --
    Accounts Payable                                                    --                 --                 --
    Payable to a Director                                               --              5,000              5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (6,320)            (9,161)           (19,174)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              1,200              2,400
  Additional paid-in capital                                            --             58,800             63,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             60,000             66,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (6,320)            50,839             46,826

CASH AT BEGINNING OF PERIOD                                         53,146              5,385                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 46,826           $ 56,224           $ 46,826
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $24,174 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of January 31, 2008, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                               DMA MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

As of January 31, 2008 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception and have incurred $24,174 in expenses through January 31, 2008.

The following table provides selected financial data about our company for the periods ended January 31, 2008 and 2007.

             Balance Sheet Data:           1/31/08          1/31/07
             -------------------           -------          -------

             Cash                          $46,826          $53,146
             Total assets                  $46,826          $56,146
             Total liabilities             $ 5,000          $ 5,000
             Shareholders' equity          $41,826          $51,146

Cash provided by financing activities since inception through January 31, 2008 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $46,826, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

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

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138107, at the SEC website at www.sec.gov:

     Exhibit No.                        Description
     -----------                        -----------

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

March 10, 2008                 DMA Minerals Inc., Registrant


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

March 10, 2008                 DMA Minerals Inc., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer