Form 10-Q
period 2008-04-30
DMA MINERALS INC.
filed 2008-06-06
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,400,000 shares as of June 4, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2008, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DMA Minerals, Inc.

I have reviewed the condensed balance sheet of DMA Minerals, Inc. as of April 30, 2008, and the related condensed statements of operations for the three and nine months ended April 30, 2008 and 2007 and for the period from June 6, 2006 (inception) to April 30, 2008, and condensed statements of cash flows for the nine months ended April 30, 2008 and 2007 and for the period from June 6, 2006 (inception) to April 30, 2008. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of DMA Minerals, Inc. as of July 31, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); in my report dated October 22, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
June 5, 2008

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                 As of              As of
                                                                April 30,          July 31,
                                                                  2008               2007
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $ 45,406           $ 53,146
  Deposit                                                             --              3,000
                                                                --------           --------
TOTAL CURRENT ASSETS                                              45,406             56,146
                                                                --------           --------

TOTAL ASSETS                                                    $ 45,406           $ 56,146
                                                                ========           ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            5,000              5,000
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                          5,000              5,000

TOTAL LIABILITIES                                                  5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,400,000 shares issued and outstanding
   as of April 30, 2008 and July 31, 2007 respectively             2,400              2,400
  Additional paid-in capital                                      63,600             63,600
  Deficit accumulated during exploration stage                   (25,594)           (14,854)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                        40,406             51,146
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 45,406           $ 56,146
                                                                ========           ========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           June 6, 2006
                                           Three Months    Three Months     Nine Months     Nine Months     (inception)
                                              Ended           Ended           Ended           Ended           through
                                             April 30,       April 30,       April 30,       April 30,       April 30,
                                               2008            2007            2008            2007            2008
                                            ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                  $       --      $       --      $       --      $      100      $      100
                                            ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                      --              --              --             100             100

PROFESSIONAL FEES                                1,100           1,000           4,600           5,900          11,500
GENERAL & ADMINISTRATIVE EXPENSES                  320             337           6,140           6,698          14,194
                                            ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (1,420)         (1,337)        (10,740)        (12,598)        (25,694)
                                            ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                           $   (1,420)     $   (1,337)     $  (10,740)     $  (12,498)     $  (25,594)
                                            ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                            ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   2,400,000       2,400,000       2,400,000       1,716,788
                                            ==========      ==========      ==========      ==========


                       See Notes to Financial Statements

                                DMA MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           June 6, 2006
                                                                      Nine Months        Nine Months       (inception)
                                                                        Ended              Ended             through
                                                                       April 30,          April 30,          April 30,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,740)          $(12,498)          $(25,594)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                               3,000             (3,000)                --
    Accounts Payable                                                         --                 --                 --
    Payable to a Director                                                    --              5,000              5,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,740)           (10,498)           (20,594)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              1,200              2,400
  Additional paid-in capital                                                 --             58,800             63,600
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             60,000             66,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (7,740)            49,502             45,406

CASH AT BEGINNING OF PERIOD                                              53,146              5,385                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 45,406           $ 54,887           $ 45,406
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,594 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of April 30, 2008, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                               DMA MINERALS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

As of April 30, 2008 the Company had 2,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception and have incurred $25,594 in expenses through April 30, 2008.

The following table provides selected financial data about our company for the periods ended April 30, 2008 and 2007.

             Balance Sheet Data:           4/30/08          4/30/07
             -------------------           -------          -------

             Cash                          $45,406          $54,887
             Total assets                  $45,406          $57,887
             Total liabilities             $ 5,000          $ 5,000
             Shareholders' equity          $40,406          $52,887

Cash provided by financing activities since inception through April 30, 2008 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $45,406, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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
                                                                    =======

The above program costs are management's estimates based upon the recommendations of the professional geologist and the actual project costs may exceed our estimates. Subject to the results of phases 1 we anticipate commencing with phase 2 in summer of 2008, depending upon the weather and geologist's availability. It is estimated that this phase will take approximately 4 weeks to complete.

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

June 4, 2008                   DMA Minerals Inc., Registrant


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

June 4, 2008                   DMA Minerals Inc., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer