Form 10-K
period 2008-07-31
LIBERTY ENERGY CORP.
filed 2008-10-17
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2008

                        Commission file number 333-138107


                              LIBERTY ENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                20-5024859
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

           Church Barn, 3 Church Lane, Barlby, Selby, England YO8 5JG
               (Address of Principal Executive Offices & Zip Code)

                                 (775) 981-9022
                               (Telephone Number)

                                DMA MINERALS INC.
          (Former Name or Former Address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 16, 2008, the registrant had 60,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              LIBERTY ENERGY CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       6
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  8
Item 4.   Submission of Matters to a Vote of Securities Holders              8

                                 Part II

Item 5.   Market for Common Equity and Related Stockholder Matters           8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements                                              12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          21
Item 9A.  Controls and Procedures                                           21
Item 9B.  Other Information                                                 23

                                Part III

Item 10.  Directors and Executive Officers                                  23
Item 11.  Executive Compensation                                            25
Item 12.  Security Ownership of Certain Beneficial Owners and Management    26
Item 13.  Certain Relationships and Related Transactions                    27
Item 14.  Principal Accounting Fees and Services                            27

                                 Part IV

Item 15.  Exhibits                                                          28

Signatures                                                                  28

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

SUMMARY

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Liberty Energy Corp. was incorporated in the State of Nevada on June 6, 2006 as DMA Minerals Inc. to engage in the acquisition, exploration and development of natural resource properties. The principal executive offices are located at Church Barn, 3 Church Lane, Barlby, Selby, England. The U.S. telephone and fax number is (775) 981-9022.

The company carried out exploration on a mineral claim known as the TG Mineral Claim. The initial phase of exploration included detailed prospecting and mineralization mapping, followed by hand trenching to obtain clean, fresh samples. Based on the information available to us from our Phase I exploration program, we determined that the TG Mineral Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we are investigating several other business opportunities to enhance shareholder value, and are focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States. Subject to completing due diligence and funding sources being available if required we intend to pursue business opportunities in the oil and gas business. We may require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business. Our management has also been analyzing other various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is while looking for other exploration targets, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Cash provided by financing activities since inception through April 30, 2008 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

On June 11, 2008, we affected a 25 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased to 1,875,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,400,000 shares of common stock to 60,000,000 shares of common stock. Effective June 11, 2008, as approved by our board of directors and a majority of our shareholders, we reduced our authorized capital from 1,875,000,000 shares of common stock to 150,000,000 shares of common stock.

Our financial statements from inception (June 6, 2006) through the year ended July 31, 2008 report no revenues and a net loss of $31,967.

Our stock is listed on the OTC Bulletin Board under the symbol "LBYE" but there has been no active trading market to date.

COMPETITION

We do not compete directly with anyone for the exploration or removal of natural resources from any property as we plan to hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world.

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

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs are subject to state and federal regulations regarding environmental considerations in any country or state we may explore in. All operations involving the exploration for the production of minerals or other natural resources are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of

Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We recently completed the first phase of the exploration program on the TG Mineral Claim, which was not successful. We are currently investigating other exploration targets. We were incorporated on June 6, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. Investors should be aware of the difficulties normally encountered by new exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE RECENTLY COMPLETED THE FIRST PHASE OF THE EXPLORATION PROGRAM ON THE TG MINERAL CLAIM, WHICH WAS NOT SUCCESSFUL. WE ARE INVESTIGATING NEW BUSINESS OPPORTUNITIES WHICH MAY REQUIRE ADDITIONAL FUNDING AND WE HAVE NO PLANS ON HOW TO RAISE THIS ADDITIONAL FUNDING.

     As a result of the negative results of our exploration, we are investigating several other business opportunities to enhance shareholder value, and are focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States. We may require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business. Our management has also been analyzing other various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is while looking for other exploration targets, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR LIBERTY ENERGY CORP. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. His decisions and choices may not take into account standard engineering or managerial approaches exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

ITEM 2. PROPERTIES

We do not currently own any property. We are currently utilizing space at the residence of our president at Church Barn, 3 Church Lane, Barlby, Selby, England YO8 5JG. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol "LBYE". There has been no trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have 27 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception and have incurred $31,967 in expenses through July 31, 2008.

The following table provides selected financial data about our company for the periods ended July 31, 2008 and 2007.

             Balance Sheet Data:           7/31/08           7/31/07
             -------------------           -------           -------

             Cash                       $   39,033           53,146
             Total assets               $   39,033           56,146
             Total liabilities          $    5,000            5,000
             Shareholders' equity       $   34,033           51,146

Cash provided by financing activities since inception through July 31, 2008 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $39,033, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

The company carried out exploration on a mineral claim known as the TG Mineral Claim. The initial phase of exploration included detailed prospecting and mineralization mapping, followed by hand trenching to obtain clean, fresh samples at a cost of $4,950. Based on the information available to us from our Phase I exploration program, we determined that the TG Mineral Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we are investigating several other business opportunities to enhance shareholder value, and are focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States. Subject to completing due diligence and funding sources being available if required we intend to pursue business opportunities in the oil and gas business. We may require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business. Our management has also been analyzing other various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is while looking for other exploration targets, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We would focus our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our exploration efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Liberty Energy, Corp.

I have audited the accompanying balance sheet of Liberty Energy, Corp. (A Exploration Stage Company) as of July 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy, Corp., (A Exploration Stage Company) as of July 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart, CPA
-----------------------------
Seattle, Washington
October 14, 2008

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 39,033           $ 53,146
  Deposit                                                                --              3,000
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           39,033             56,146
                                                                   --------           --------

                                                                   $ 39,033           $ 56,146
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $  5,000           $  5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000              5,000

      TOTAL LIABILITIES                                               5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of July 31, 2008 and July 31, 2007                             60,000             60,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during exploration stage                      (31,967)           (14,854)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           34,033             51,146
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 39,033           $ 56,146
                                                                   ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        June 6, 2006
                                                                                        (inception)
                                             Year Ended            Year Ended             through
                                              July 31,              July 31,              July 31,
                                                2008                  2007                  2008
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $       100           $       100
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                   100                   100

EXPENSES
  Professional Fees                                7,196                 6,900                14,096
  General & Administrative Expenses                9,917                 7,439                17,970
                                             -----------           -----------           -----------
TOTAL EXPENSES                                    17,113                14,339                32,067
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $   (17,113)          $   (14,239)          $   (31,967)
                                             ===========           ===========           ===========

BASIC EARNINGS PER SHARE                     $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    60,000,000            49,726,027
                                             ===========           ===========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From June 6, 2006 (Inception) through July 31, 2007
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                Common        Additional       During
                                                Common          Stock          Paid-in       Exploration
                                                 Stock          Amount         Capital          Stage          Total
                                                 -----          ------         -------          -----          -----
BALANCE, JUNE 6, 2006                                 --       $     --       $      --       $      --      $      --

Stock issued for cash on June 6, 2006
 @ $0.005 per share                           30,000,000         30,000         (25,000)                         5,000

Net loss, July 31, 2006                                                                            (615)          (615)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2006                        30,000,000       $ 30,000       $ (25,000)      $    (615)     $   4,385
                                             ===========       ========       =========       =========      =========
Stock issued for cash on December 4, 2006
 @ $0.05 per share                            30,000,000         30,000          30,000                         60,000

Net loss,  July 31, 2007                                                                        (14,239)       (14,239)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2007                        60,000,000       $ 60,000       $   5,000       $ (14,854)     $  50,146
                                             ===========       ========       =========       =========      =========

Net loss, July 31, 2008                                                                         (17,113)       (17,113)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2008                        60,000,000       $ 60,000       $   5,000       $ (31,967)     $  33,033
                                             ===========       ========       =========       =========      =========

                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     June 6, 2006
                                                                                                     (inception)
                                                                Year Ended         Year Ended          through
                                                                 July 31,           July 31,           July 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(17,113)          $(14,239)          $(31,967)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Decrease (Increase) in Deposit                                 3,000             (3,000)                --
     Incease (Decrease) in Payable to a Director                       --              5,000              5,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (14,113)           (12,239)           (26,967)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --             30,000             60,000
  Additional paid-in capital                                           --             30,000              6,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --             60,000             66,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (14,113)            47,761             39,033

CASH AT BEGINNING OF PERIOD                                        53,146              5,385                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 39,033           $ 53,146           $ 39,033
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========

  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the "Company") was incorporated on June 6, 2006 under the laws of the State of Nevada. The Company has been primarily engaged in the acquisition and exploration of mining properties.

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

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by Liberty Energy Corp. Accordingly, no pro forma compensation expense is reported in these financial statements.

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended July 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,967 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of July 31, 2008, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 8 - STOCK TRANSACTIONS - CONTINUED

On June 6, 2006 the Company issued a total of 30,000,000 shares of common stock to one director for cash in the amount of $0.0002 per share for a total of $6,000.

30,000,000 common shares were issued to 26 investors in the Company's SB-2 offering for the aggregate sum of $60,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on November 8, 2006 and completed on December 4, 2006.

Effective June 11, 2008 the Company effected a forward stock spilt of the authorized, issued and outstanding shares of common stock on a twenty five new for one old basis. Authorized capital increased from 75,000,000 common shares to 150,000,000 common shares and par value remained at $.001 per share. These financial statements have been retroactively restated to reflect these changes.

As of July 31, 2008 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the

Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302

Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.  OTHER INFORMATION

AMENDMENTS TO ARTICLES OF INCORPORATION

Effective June 11, 2008, we effected a 25 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 to 1,875,000,000 shares of common stock and out outstanding share capital has increased from 2,400,000 shares of common stock to 60,000,000 shares of common stock.

Also effective June 11, 2008, we have changed our name from "DMA Minerals Inc." to "Liberty Energy Corp.". The change of name was approved by our directors and a majority of our shareholders.

In addition, effective June 11, 2008, as approved by our directors and a majority of our shareholders, we reduced our authorized capital from 1,875,000,000 shares of common stock to 150,000,000 shares of common stock.

REGULATION FD DISCLOSURE

The name change, forward stock split and reduction of authorized capital became effective with the Over-the-Counter Bulletin Board at the opening for trading on June 11, 2008 under the new stock symbol "LBYE". Our new CUSIP number is 53045E 105.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Liberty Energy Corp., whose one year term will expire on 07/01/09, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age   Position      Date First Elected   Term Expires
--------------             ---   --------      ------------------   ------------
Daniel Martinez-Atkinson    25   President,         6/06/06            7/01/09
Church Barn, 3 Church Lane       Secretary,
Barlby, Selby                    Treasurer, CFO,
England YO8 5JG                  CEO & Director

The person named above is a promoter of Liberty Energy Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Daniel Martinez-Atkinson currently devotes 5-7 hours per week to company matters. In the future Mr. Martinez-Atkinson will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised solely of Daniel Martinez-Atkinson.

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Nonqualified
                                                                     Incentive     Deferred       All
 Name and                                                              Plan         Compen-      Other
 Principal                                       Stock     Option     Compen-       sation       Compen-
 Position             Year   Salary     Bonus    Awards    Awards     sation       Earnings      sation     Totals
------------          ----   ------     -----    ------    ------     ------       --------      ------     ------
Daniel
Martinez-Atkinson,    2008     0          0        0          0          0             0            0          0
CEO, CFO,             2007     0          0        0          0          0             0            0          0
President,            2006     0          0        0          0          0             0            0          0
Secretary,
Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Liberty Energy Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Daniel Martinez-Atkinson          30,000,000               50%

     Officers and
     Directors as a Group              30,000,000               50%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 6, 2006, a total of 1,200,000 shares of Common Stock were issued to Daniel Martinez-Atkinson in exchange for $6,000 US, or $.005 per share. On June 11, 2008 the company effected a 25 for 1 forward stock split which resulted in Mr. Martinez-Atkinson now holding 30,000,000 shares of the company's Common Stock. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2008, the total fees charged to the company for audit services including quarterly reviews were $5,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services, including interim reviews, were $5,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

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



/s/ Daniel Martinez-Atkinson                                    October 16, 2008
--------------------------------------------------              ----------------
Daniel Martinez-Atkinson, President                                    Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer & Sole Director)