Form 10-Q
period 2008-10-31
LIBERTY ENERGY CORP.
filed 2008-12-11
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                        Commission file number 333-138107


                              LIBERTY ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           Church Barn, 3 Church Lane
                         Barlby, Selby, England YO8 5JG
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares as of December 11, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2008, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Liberty Energy Corp.

I have reviewed the condensed balance sheet of Liberty Energy Corp. as of October 31, 2008, and the related condensed statements of operations for the three months ended October 31, 2008 and 2007 and for the period from June 6, 2006 (inception) to October 31, 2008, and condensed statements of cash flows for the three months ended October 31, 2008 and 2007 and for the period from June 6, 2006 (inception) to October 31, 2008. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Liberty Energy Corp. as of July 31, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); in my report dated October 14, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
December 3, 2008

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                 October 31,         July 31,
                                                                    2008               2008
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 32,295           $ 39,033
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                32,295             39,033
                                                                  --------           --------

                                                                  $ 32,295           $ 39,033
                                                                  ========           ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                              5,000              5,000
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                            5,000              5,000

TOTAL LIABILITIES                                                    5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of October 31, 2008 and July 31, 2008 respectively            60,000             60,000
  Additional paid-in capital                                         6,000              6,000
  Deficit accumulated during exploration stage                     (38,705)           (31,967)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          27,295             34,033
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 32,295           $ 39,033
                                                                  ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            June 6, 2006
                                                Three Months          Three Months           (inception)
                                                   Ended                 Ended                 through
                                                 October 31,           October 31,           October 31,
                                                    2008                  2007                  2008
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $       100
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                   100

PROFESSIONAL FEES                                      3,800                 2,400                17,896
GENERAL & ADMINISTRATIVE EXPENSES                      2,938                   350                20,908
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (6,738)               (2,750)              (38,804)
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $    (6,738)          $    (2,750)          $   (38,705)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $     (0.00)          $     (0.00)
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        60,000,000            60,000,000
                                                 ===========           ===========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      June 6, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                 October 31,        October 31,        October 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (6,738)          $ (2,750)          $(38,705)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Payable to a Director                                               --                 --              5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (6,738)            (2,750)           (33,705)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             60,000
  Additional paid-in capital                                            --                 --              6,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             66,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (6,738)            (2,750)            32,295

CASH AT BEGINNING OF PERIOD                                         39,033             53,146                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 32,295           $ 50,396           $ 32,295
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the "Company") was incorporated on June 6, 2006 under the laws of the State of Nevada.

The Company carried out exploration on a mineral claim known as the TG Mineral Claim. The initial phase of exploration included detailed prospecting and mineralization mapping, followed by hand trenching to obtain clean, fresh samples. Based on the information available to it from its Phase I exploration program, it was determined that the TG Mineral Claim did not, in all likelihood, contain a commercially viable mineral deposit, and it therefore abandoned any further exploration on the property.

As a result, the Company is investigating several other business opportunities to enhance shareholder value, and is focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States.

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $38,705 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of October 31, 2008, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

As of October 31, 2008 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2008:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $100 in revenues since inception and have incurred $38,804 in expenses through October 31, 2008. For the three months ended October 31, 2008 and 2007 we incurred $6,738 and $2,750 in expenses, respectively. These expenses consisted of professional fees and general and administrative expenses.

The following table provides selected financial data about our company for the periods ended October 31, 2008 and 2007.

             Balance Sheet Data:           10/31/08         10/31/07
             -------------------           --------         --------

             Cash                          $32,295           50,396
             Total assets                  $32,295           53,396
             Total liabilities             $ 5,000            5,000
             Shareholders' equity          $27,295           48,396

Cash provided by financing activities since inception through October 31, 2008 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2008 was $32,295, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

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

ITEM 5. OTHER INFORMATION

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

                           PART II. OTHER INFORMATION

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

December 11, 2008              Liberty Energy Corp., Registrant


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

December 11, 2008              Liberty Energy Corp., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer