Form 10-Q
period 2009-01-31
LIBERTY ENERGY CORP.
filed 2009-02-24
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares as of February 18, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2009, prepared by the company, immediately follow.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 29,975           $ 39,033
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 29,975             39,033
                                                                   --------           --------

                                                                   $ 29,975           $ 39,033
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                               5,000              5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000              5,000

      TOTAL LIABILITIES                                               5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of January 31, 2009 and July 31, 2008 respectively             60,000             60,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during exploration stage                      (41,025)           (31,967)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           24,975             34,033
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 29,975           $ 39,033
                                                                   ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           June 6, 2006
                                          Three Months     Three Months     Six Months      Six Months      (inception)
                                             Ended            Ended           Ended           Ended           through
                                           January 31,      January 31,     January 31,     January 31,     January 31,
                                              2009             2008            2009            2008            2009
                                           -----------      -----------     -----------     -----------     -----------
REVENUES
  Revenues                                 $        --      $        --     $        --     $        --     $       100
                                           -----------      -----------     -----------     -----------     -----------
TOTAL REVENUES                                      --               --              --              --             100

PROFESSIONAL FEES                                1,400            1,100           5,200           3,500          19,296
GENERAL & ADMINISTRATIVE EXPENSES                  920            5,470           3,858           5,820          21,828
                                           -----------      -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (2,320)          (6,570)         (9,058)         (9,320)        (41,124)
                                           -----------      -----------     -----------     -----------     -----------

NET INCOME (LOSS)                          $    (2,320)     $    (6,570)    $    (9,058)    $    (9,320)    $   (41,025)
                                           ===========      ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE                   $     (0.00)     $     (0.00)    $     (0.00)    $     (0.00)
                                           ===========      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  60,000,000       60,000,000      60,000,000      60,000,000
                                           ===========      ===========     ===========     ===========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      June 6, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended              through
                                                                 January 31,        January 31,        January 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (9,058)          $ (9,320)          $(41,025)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                             --              3,000                 --
    Payable to a Director                                               --                 --              5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (9,058)            (6,320)           (36,025)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             60,000
  Additional paid-in capital                                            --                 --              6,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             66,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (9,058)            (6,320)            29,975

CASH AT BEGINNING OF PERIOD                                         39,033             53,146                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 29,975           $ 46,826           $ 29,975
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $41,025 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of January 31, 2009, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

As of January 31, 2009 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $100 in revenues since inception and have incurred $41,025 in expenses through January 31, 2009. For the three months ended January 31, 2008 and 2007 we incurred $2,320 and $6,570 in expenses, respectively. These expenses consisted of professional fees and general and administrative expenses.

The following table provides selected financial data about our company for the periods ended January 31, 2008 and 2007.

             Balance Sheet Data:           1/31/09           1/31/08
             -------------------           -------           -------

             Cash                          $29,975           56,224
             Total assets                  $29,975           59,224
             Total liabilities             $ 5,000            5,000
             Shareholders' equity          $24,975           54,224

Cash provided by financing activities since inception through January 31, 2009 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $29,975, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000. We are an exploration stage company and have generated no revenue to date.

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

February 18, 2009              Liberty Energy Corp., Registrant


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

February 18, 2009              Liberty Energy Corp., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer