Form 10-Q
period 2009-04-30
LIBERTY ENERGY CORP.
filed 2009-06-11
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

                                 (775) 981-9022
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares as of June 10, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended April 30, 2009, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Liberty Energy, Corp.

I have reviewed the condensed balance sheet of Liberty Energy, Corp. as of April 30, 2009, and the related condensed statements of operations for the three and nine months ended April 30, 2009 and 2008 and for the period from June 6, 2006 (inception) to April 30, 2009, and condensed statements of cash flows for the nine months ended April 30, 2009 and 2008 and for the period from June 6, 2006 (inception) to April 30, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Liberty Energy, Corp. as of July 31, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); in my report dated October 14, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart
----------------------------
Seattle, Washington
June 9, 2009

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 28,225           $ 39,033
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 28,225             39,033
                                                                   --------           --------

                                                                   $ 28,225           $ 39,033
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                               5,000              5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000              5,000

TOTAL LIABILITIES                                                     5,000              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of April 30, 2009 and July 31, 2008 respectively               60,000             60,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during exploration stage                      (42,775)           (31,967)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,225             34,033
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,225           $ 39,033
                                                                   ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                              June 6, 2006
                                          Three Months     Three Months      Nine Months      Nine Months      (inception)
                                             Ended            Ended            Ended            Ended            through
                                            April 30,        April 30,        April 30,        April 30,        April 30,
                                              2009             2008             2009             2008             2009
                                           -----------      -----------      -----------      -----------      -----------
REVENUES
  Revenues                                 $        --      $        --      $        --      $        --      $       100
                                           -----------      -----------      -----------      -----------      -----------
TOTAL REVENUES                                      --               --               --               --              100

PROFESSIONAL FEES                                1,400            1,100            6,600            4,600           20,696
GENERAL & ADMINISTRATIVE EXPENSES                  350              320            4,208            6,140           22,178
                                           -----------      -----------      -----------      -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (1,750)          (1,420)         (10,808)         (10,740)         (42,874)
                                           -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                          $    (1,750)     $    (1,420)     $   (10,808)     $   (10,740)     $   (42,775)
                                           ===========      ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                   $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                           ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  60,000,000       60,000,000       60,000,000       60,000,000
                                           ===========      ===========      ===========      ===========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      June 6, 2006
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended              through
                                                                  April 30,          April 30,          April 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(10,808)          $(10,740)          $(42,775)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                             --              3,000                 --
    Payable to a Director                                               --                 --              5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,808)            (7,740)           (37,775)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             60,000
  Additional paid-in capital                                            --                 --              6,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             66,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,808)            (7,740)            28,225

CASH AT BEGINNING OF PERIOD                                         39,033             53,146                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 28,225           $ 45,406           $ 28,225
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $42,775 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of April 30, 2009, a loan payable in the amount of $5,000 was due Daniel Martinez-Atkinson (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

As of April 30, 2009 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2009:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $100 in revenues since inception and have incurred $42,775 in expenses through April 30, 2009. For the three months ended April 30, 2009 and 2008 we incurred $1,750 and $1,420 in expenses, respectively. These expenses consisted of professional fees and general and administrative expenses.

The following table provides selected financial data about our company for the periods ended April 30, 2009 and 2008.

             Balance Sheet Data:           4/30/09           4/30/08
             -------------------           -------           -------

             Cash                       $   28,225           45,406
             Total assets               $   28,225           45,406
             Total liabilities          $    5,000            5,000
             Shareholders' equity       $   23,225           40,406

Cash provided by financing activities since inception through April 30, 2009 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2009 was $28,225, with $5,000 in outstanding liabilities consisting of a loan from our director. The loan is non-interest bearing with no specific terms of repayment. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000. We are an exploration stage company and have generated no revenue to date.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer so that it may be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 10, 2009                  Liberty Energy Corp., Registrant


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

June 10, 2009                  Liberty Energy Corp., Registrant


                               By: /s/ Daniel Martinez-Atkinson
                                   ---------------------------------------------
                                   Daniel Martinez Atkinson, President,
                                   Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer