Form 10-K
period 2009-07-31
LIBERTY ENERGY CORP.
filed 2009-11-13
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 12, 2009, the registrant had 60,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              LIBERTY ENERGY CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        8
Item 2.  Properties                                                         16
Item 3.  Legal Proceedings                                                  16
Item 4.  Submission of Matters to a Vote of Securities Holders              16

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 8.  Financial Statements                                               26
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           35
Item 9A. Controls and Procedures                                            35
Item 9B. Other Information                                                  37

                                    Part III

Item 10. Directors and Executive Officers                                   38
Item 11. Executive Compensation                                             43
Item 12. Security Ownership of Certain Beneficial Owners and Management     45
Item 13. Certain Relationships and Related Transactions                     46
Item 14. Principal Accounting Fees and Services                             47

                                     Part IV

Item 15. Exhibits                                                           48

Signatures                                                                  48

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

As a result, we are investigating several other business opportunities to enhance shareholder value, and are focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Bulgaria and the United States. Subject to completing due diligence and funding sources being available if required we intend to pursue business opportunities in the oil and gas business. We may require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business. Our management has also been analyzing other various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is while looking for other exploration targets, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

BULGARIA PROJECT

On September 22, 2009, we entered into a Purchase and Sales Agreement with William C Athens, Located at 1924 S. Utica Avenue Suite 1201, Tulsa, Oklahoma, 74104. We agreed to acquire from him, in 4 equal transactions, a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) for a total price of $400,000 (4 x $100,000). The interest is the A-Lovech exploration block in Bulgaria. Aforementioned payments and Assignments are able to be made in four separate $100,000 closings spaced roughly 30 days apart, from the date we signed the agreement. As at he date hereof we have made one payment totaling $100,000.

The A-Lovech exploration block covers 1,830 square miles or 1,171,200 acres. On the block, there was a primary well (Deventci-R1) drilled and logged in 2008. Total depth is 5,888 meters (19,313 ft.) in the Lower Triassic Alexandrovo formation. The well is on a geological feature known as the West Koynare structure, which covers around 15-20 sq km. The Deventci-R1 is the deepest well drilled in Bulgaria in the last 30 years and testing was planned in the Lower Jurassic sandstones of the Bachiishte and Ozirovo formations. During a 12-hour shut-in period, the indicated bottom hole pressure was about 11,500 psi. The well encountered gas saturated reservoirs in the Dolni Dabnik member of the Middle Triassic Doirentsi formation. Other potential reservoirs are in the Upper Triassic Rusinovdel and the Lower Jurassic Ozirovo formations. Casing was run to 5,876 meters (19,280 ft.).

As this ORRI is operated by DPE, Liberty is currently uninvolved in any ongoing development operations or exploration of the block. That being said, Liberty's ORRI does entitle the company to it's royalty interest on all future revenues and reserves located on the block, at no further cost to the company. It is anticipated that the Deventci development will be tied into the Aglen field, 21km away. First sales are expected after the completion of the pipeline in 2011.

Initial results show that gas and natural gas condensate are of a very high quality with low sulphur content.

Upon completion of the transactions in the purchase and sale agreement, we plan to commence a thorough search and review of other assets in this part of Europe, with a view to engaging in similar low risk opportunities.

TEXAS PROJECT

On October 1, 2009, we entered into the Lease Purchase and Sale Agreement with Trius Energy LLC, a Texas company, to acquire 4 oil and gas leases in Texas for $125,000. 100% WI (Working Interest) at a 75% NRI (Net revenue Interest) in the Dahlstrom Lease, 2% WI at 75%NRI in the Ratliff lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of 2 leases, the Anton lease (1 tract) and Alexander Lease (3 tracts). Upon completion of the transactions described under this Lease Purchase and Sale Agreement, we intend to continue existing production, and also to conduct an aggressive exploration and appraisal program on the leases acquired over the next 12 months.

The Dahlstrom lease in Jackson County, Texas has one existing well. This is a productive gas well, which will provide the company with small but sustainable quantities of natural gas sales. The lease does not currently have any further spacing for more wells to be drilled, but it holds the Master Meter where all wells in the area tie into (to sell their gas) which would give us possible revenue with future wells drilled and/or re-entered. Liberty may also look to re-enter the current well, and perform workover operations, once it has been determined whether production could be reasonably increased, and a decent upside achieved.

The Ratliff lease in Jackson County, Texas currently has 4 wells on it, and also has spacing to drill another well. We will conduct geological studies to ascertain the risk and worth of such expenditure. We are also interested in the redevelopment of the 4 existing wells. 3 of them are expected to be viable for economic production of oil and gas, and the 4th is also permitted to facilitate a commercial disposal facility. This salt water disposal well could provide a significant monthly revenue stream from companies disposing of their salt water that their wells produce around us, plus in addition, gives us monthly oil revenue by "skimming" the oil from the salt water that we dispose. The three wells expected to produce oil and gas, and the disposal well need various works as detailed below.

One of the wells needs a sand-lock and tubing tested, another well needs additional perforations and tubing tested, another well needs tubing tested and the last well needs tubing tested, which is planned to be a salt water disposal well.

Lockhart Northeast Project in Caldwell County, Texas (2 leases) consists of 4 land tracts containing 8 wells, spread over roughly 848 acres. 5 of the wells are re-entry wells, and there are 3 shut in wells. With the amount of acreage held, the operator has informed the company that we are able to space a further 282 new wells.

The following proposed plan of action is made based on a best efforts study of geological and production data that have been acquired, but do not represent a thorough study of the area by petroleum engineers, geologists, or geophysicist.

     1. Schedule an inspection on entire leased acreage; gather equipment list & survey
     2. Carry out extensive geological study examining both risk and reward of proposed works
     3.   Increase operator bond to operate wells
     4.   Schedule swabbing to be performed on shut-in wells for oil production
     5. Put AFE (Authorization For Expenditure) together for equipping/re-working (3) shut-in wells
     6.   Put AFE together for re-entering (5) wells
     7.   Perform complete evaluation on drilling program
     8.   Put AFE together for new well locations
     9.   Drill & Complete new wells
     10.  Develop Field up to 282 newly drilled wells

There are (4) main geological pay zones in this area that our wells could produce from - the Serpentine, Dale Lime, Austin Chalk & Buda. That being said, new field discoveries are possible in the Buda, Serpentine and Dale Lime on these leases based on logged but undeveloped shows. We feel that these leases could potentially be extremely profitable, if we develop each lease and well correctly. With new technology and countless new ways to complete/produce wells we are excited for what lies ahead.

Presently, we feel that we should be able to get a considerable amount of (flush) production from the (3) shut-in wells by swabbing each well a few times a month. This will enable us to use revenue to proceed with developing the field. With the application of acid/fracture jobs and/or far-out perforating (new completion technology) it is believed that we would be able to increase production and possibly access undeveloped reservoirs that could produce at significantly higher daily rates and overall total production.

COMPETITION

We are an exploration-stage company engaged in the business of oil and gas exploration. We compete with other exploration-stage companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas resource exploration companies. The presence of competing junior oil and gas exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

We also compete for oil and gas properties of merit with other exploration-stage companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional oil and gas properties.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties.

This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

COMPLIANCE WITH GOVERNMENT REGULATION

Our oil and gas operations are subject to various United States and Canadian federal, state/provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

RESEARCH AND DEVELOPMENT

To date, execution of our business plan has largely focused on exploration of oil and gas resources on those properties subject to which we have a participation stake. We currently do not have any plan for research and development. .

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employees are Ian Spowart who serves as our President, CEO and Director, and Daniel Martinez-Atkinson who serves as our Secretary, Treasurer, CFO and Director. They both currently devote 5-7 hours per week to company matters and will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

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

ITEM 1A. RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from future acquisitions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

WE HAVE A HISTORY OF LOSSES AND HAVE NEGATIVE CASH FLOWS FROM OPERATIONS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to July 31, 2009 of $44,980. Our net cash used in operations for the year ended July 31, 2009 was $17,933. As of July 31, 2009 we had working capital of $21,020. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. There is no guarantee that sufficient capital will continue to be available to meet these continuing development costs or that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been and will be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have no history of revenues from operations and have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

NATURE OF OIL AND GAS EXPLORATION AND DEVELOPMENT INVOLVES MANY RISKS THAT WE MAY NOT BE ABLE TO OVERCOME.

Oil and gas exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that oil or gas will be extracted from any of the properties subject to our exploration and production contracts. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The business of resource exploration and development is subject to regulation relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our exploration and production contracts and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

ALL OR A PORTION OF OUR INTEREST IN OUR PROPERTIES MAY BE LOST IF WE ARE UNABLE TO OBTAIN SIGNIFICANT ADDITIONAL FINANCING, AS WE ARE REQUIRED TO MAKE SIGNIFICANT EXPENDITURES ON THE EXPLORATION AND DEVELOPMENT OF OUR PROPERTIES.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Colombia. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

WE WILL REQUIRE SUBSTANTIAL FUNDS TO ENABLE US TO DECIDE WHETHER OUR NON-PRODUCING PROPERTIES CONTAIN COMMERCIAL OIL AND GAS DEPOSITS AND WHETHER THEY SHOULD BE BROUGHT INTO PRODUCTION, AND IF WE CANNOT RAISE THE NECESSARY FUNDS WE MAY NEVER BE ABLE TO REALIZE THE POTENTIAL OF THESE PROPERTIES.

Our decision as to whether our unproved properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control. If we are unable to raise the funds necessary to properly evaluate our unproved properties, then we may not be able to realize any potential of these properties.

WE HAVE LICENSES IN RESPECT OF OUR PROPERTIES, BUT OUR PROPERTIES MAY BE SUBJECT TO PRIOR UNREGISTERED AGREEMENTS, OR TRANSFERS WHICH HAVE NOT BEEN RECORDED OR DETECTED THROUGH TITLE SEARCHES, AND ARE SUBJECT TO A GOVERNMENTAL RIGHT OF PARTICIPATION, RESULTING IN A POSSIBLE CLAIM AGAINST ANY FUTURE REVENUES GENERATED BY SUCH PROPERTIES.

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Colombia, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

THE MAJORITY OF OUR PROJECTS ARE LOCATED IN COLOMBIA WHERE OIL AND GAS EXPLORATION ACTIVITIES MAY BE AFFECTED IN VARYING DEGREES BY POLITICAL AND GOVERNMENT REGULATIONS WHICH COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONTINUE OUR OPERATIONS.

The majority of our projects in which we have participation stakes are located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

COMPETITION IN THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LICENSES.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the properties in Colombia and the presence of these competitors could adversely affect our ability to acquire additional property interests.

RISKS RELATED TO OUR COMMON STOCK

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S "PENNY STOCK" REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINANCIAL INDUSTRY REGULATORY AUTHORITY ("FINRA") SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

Shares of our common stock are currently quoted on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are primarily in the exploration stage only. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

WE DO NOT INTEND TO PAY DIVIDENDS ON ANY INVESTMENT IN THE SHARES OF STOCK OF OUR COMPANY.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

RISKS RELATED TO OUR COMPANY

OUR BY-LAWS CONTAIN PROVISIONS INDEMNIFYING OUR OFFICERS AND DIRECTORS AGAINST ALL COSTS, CHARGES AND EXPENSES INCURRED BY THEM.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

INVESTORS' INTERESTS IN OUR COMPANY WILL BE DILUTED AND INVESTORS MAY SUFFER DILUTION IN THEIR NET BOOK VALUE PER SHARE IF WE ISSUE ADDITIONAL SHARES OR RAISE FUNDS THROUGH THE SALE OF EQUITY SECURITIES.

Our constating documents authorize the issuance of 150,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

OUR BY-LAWS DO NOT CONTAIN ANTI-TAKEOVER PROVISIONS WHICH COULD RESULT IN A CHANGE OF OUR MANAGEMENT AND DIRECTORS IF THERE IS A TAKE-OVER OF OUR COMPANY.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol "LBYE". There has been no trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have 28 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception and have incurred $44,980 in expenses through July 31, 2009. Our financial statements from inception (June 6, 2006) through the year ended July 31, 2009 report no revenues and a net loss of $44,980.

The following table provides selected financial data about our company for the periods ended July 31, 2009 and 2008.

             Balance Sheet Data:           7/31/09           7/31/08
             -------------------           -------           -------

             Cash                      $    21,100           39,033
             Total assets              $    21,100           39,033
             Total liabilities         $        80            5,000
             Shareholders' equity      $    21,020           34,033

Cash provided by financing activities since inception through July 31, 2009 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2009 was $21,100, with $80 in outstanding liabilities. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

Cash provided by financing activities since inception through July 31, 2009 was $66,000, $6,000 from the sale of shares to an officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006.

PLAN OF OPERATION AND CASH REQUIREMENTS

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

As a result, we have been investigating several other business opportunities to enhance shareholder value, and were focused on the oil and gas industry with the acquisition of oil and natural gas assets both in Canada and the United States. As disclosed herein, we have identified certain oil and gas projects that we have entered into agreements regarding. We will require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work in the oil and gas business.

Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our oil and gas exploration and development business our shareholders will lose some or all of their investment and our business will likely fail.

Over the next twelve months we expect to expend funds as follows:

            Estimated Net Expenditures During the Next Twelve Months

      General, Administrative, and Corporate Expenses          $  100,000
      Operating Expenses                                       $  250,000
      Exploration                                              $1,500,000
      Redevelopment                                            $1,000,000
                                                               ----------

      TOTAL                                                    $2,850,000
                                                               ==========

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Liberty Energy, Corp.

I have audited the accompanying balance sheet of Liberty Energy, Corp. (A Exploration Stage Company) as of July 31, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy, Corp., (A Exploration Stage Company) as of July 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
October 19, 2009

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 21,100           $ 39,033
  Deposit                                                                --                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 21,100             39,033
                                                                   --------           --------

                                                                   $ 21,100           $ 39,033
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     80           $     --
  Payable to a Director                                                  --              5,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                80              5,000

      TOTAL LIABILITIES                                                  80              5,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of July 31, 2009 and July 31, 2008                             60,000             60,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during exploration stage                      (44,980)           (31,967)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           21,020             34,033
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 21,100           $ 39,033
                                                                   ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                           June 6, 2006
                                                                                            (inception)
                                              Year Ended             Year Ended              through
                                               July 31,               July 31,               July 31,
                                                 2009                   2008                   2009
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $        100
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                    100

EXPENSES
  Professional Fees                                 8,000                  7,196                 22,096
  General & Administrative Expenses                 5,013                  9,917                 22,983
                                             ------------           ------------           ------------
TOTAL EXPENSES                                     13,013                 17,113                 45,079
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $    (13,013)          $    (17,113)          $    (44,980)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     60,000,000             49,726,027
                                             ============           ============


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From June 6, 2006 (Inception) through July 31, 2009
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                                Common        Additional       During
                                                Common          Stock          Paid-in       Exploration
                                                 Stock          Amount         Capital          Stage          Total
                                                 -----          ------         -------          -----          -----
BALANCE, JUNE 6, 2006                                 --       $     --       $      --       $      --      $      --

Stock issued for cash on June 6, 2006
 @ $0.005 per share                           30,000,000         30,000         (25,000)                         5,000

Net loss, July 31, 2006                                                                            (615)          (615)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2006                        30,000,000       $ 30,000       $ (25,000)      $    (615)     $   4,385
                                             ===========       ========       =========       =========      =========
Stock issued for cash on December 4, 2006
 @ $0.05 per share                            30,000,000         30,000          30,000                         60,000

Net loss,  July 31, 2007                                                                        (14,239)       (14,239)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2007                        60,000,000       $ 60,000       $   5,000       $ (14,854)     $  50,146
                                             ===========       ========       =========       =========      =========

Net loss, July 31, 2008                                                                         (17,113)       (17,113)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2008                        60,000,000       $ 60,000       $   5,000       $ (31,967)     $  33,033
                                             ===========       ========       =========       =========      =========

Net loss, July 31, 2009                                                                         (13,013)       (13,013)
                                             -----------       --------       ---------       ---------      ---------

BALANCE, JULY 31, 2009                        60,000,000       $ 60,000       $   5,000       $ (44,980)     $  20,020
                                             ===========       ========       =========       =========      =========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           June 6, 2006
                                                                                                            (inception)
                                                                      Year Ended         Year Ended          through
                                                                       July 31,           July 31,           July 31,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,013)          $(17,113)          $(44,980)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Decrease (Increase) in Deposit                                           --              3,000                 --
    Incease (Decrease) in Accounts Payable                                   80                 --                 80
    Incease (Decrease) in Payable to a Director                          (5,000)                --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,933)           (14,113)           (44,900)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             57,600             60,000
  Additional paid-in capital                                                 --            (57,600)             6,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             66,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (17,933)           (14,113)            21,100

CASH AT BEGINNING OF PERIOD                                              39,033             53,146                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 21,100           $ 39,033           $ 21,100
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended July 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $44,980 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Daniel Martinez-Atkinson, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

As of July 31, 2009 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2009:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

UNREGISTERED SALES OF EQUITY SECURITIES.

On September 8, 2009, Liberty Energy Corp. sold 400,000 shares of our Common Stock ($0.001 par value) to Ian A. Spowart, President and CEO of the Company, for total consideration of $200,000 or $0.50 per share.

CHANGES IN CONTROL OF REGISTRANT.

On September 8, 2009, Ian A. Spowart purchased 15,000,000 shares of Common Stock, in a private transaction, from Daniel-Martinez Atkinson, an officer and director of the company, for $7,500 or $0.0005 per share. Pursuant to this transaction Mr. Spowart now holds 15,400,000 shares of the Company's Common Stock or 25.4% of the issued and outstanding shares of Common Stock.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COOMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On September 8, 2009, Daniel Martinez-Atkinson resigned as President and Chief Executive Officer of the Company. Additionally, effective September 8, 2009, Ian
A. Spowart was appointed as President, Chief Executive Officer and a Director of the Company.

There are no understandings or arrangements between Mr. Spowart and any other person pursuant to which he was appointed CEO and Director. Mr. Spowart presently does not serve on any Company committee. Mr. Spowart does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Mr. Spowart has never entered into a transaction, nor are there any proposed transactions, between Mr. Spowart and the Company.

CHANGE IN SHELL COMPANY STATUS

Management has determined that, given the status of our company and our recent acquisition and the development of our business for oil and gas explorations, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to the other information contained in this annual report for a detailed description of the development and business of our company.

For additional information, including information relating to the description of the common stock of our company, refer to our Registration Statement on Form SB-2 filed with the SEC on October 20, 2006, and declared effective on November 8, 2006, SEC file no. 333-138107.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name & Address             Age   Position      Date First Elected   Term Expires
--------------             ---   --------      ------------------   ------------

Ian Spowart                 44   President,         9/08/09            07/01/10
Church Barn, 3 Church Lane       CEO &
Barlby, Selby                    Director
England YO8 5JG

Daniel Martinez-Atkinson    26   Secretary,         6/06/06            07/01/10
Church Barn, 3 Church Lane       Treasurer,
Barlby, Selby                    CFO &
England YO8 5JG                  Director

The persons named above are promoters of Liberty Energy Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Ian Spowart and Daniel Martinez-Atkinson currently devote 5-7 hours per week to company matters. In the future they will devote as much time as the board of directors deems necessary to manage the affairs of the company.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of a criminal proceeding which is currently pending.

RESUMES

Ian Spowart has been President, CEO and Director of the Company since September 8, 2009.

EDUCATION

Business Management Studies (Bsc) Hons
Brunel University, West London
Sep 1989 - Jul 1991
Member of the Institute and Management (MInstLM)
Graduate Common Purpose Focus Programme
Graduate Regen School Apprenticeship in Regeneration
Graduate IDeA Leadership Challenge (IDeA)

DIRECTORSHIPS

CHAIR - STADIUM MANAGEMENT COMPANY (KEEPMOAT STADIUM)
Feb 2006- Apr 2007

CHAIR - RACE COMMITTEE (DONCASTER RACECOURSE)
May 2001- Aug 2004

NON EXECUTIVE DIRECTOR - YORKSHIRE TOURIST BOARD
Dec 2002- Jan 2004

EMPLOYMENT

PROJECT MANAGER (LOCAL GOVERNMENT, YORKSHIRE, UK)

     *    Clean Coal Power Plant (Hatfield)
Local Government project leader of the world's first commercial-scale coal fired power generator with carbon capture as part of the (pound)1.3 billion Hatfield Power Park project.

     *    Rossington Coal Mine Project
Local Government project leader to negotiate the support and funding required to maintain this deep mine coal project
Feb 2004 - Aug 2007

CONSULTANT/PROJECT MANAGER FOR A UK NATIONAL GOVERNMENT ECONOMIC DEVELOPMENT PROGRAMME
Consultant employed by the UK National Government to drive regional industrial growth.
Oct 2007 - Mar 2008

FREELANCE CONSULTANT
Consulting for Oil and Gas Exploration and Development Companies.
Assisting coordination for global operations, with key roles to drive the day to day management of the activities and maintenance on several oil and gas fields. Mar 2008 - Sep 2009

DANIEL MARTINEZ-ATKINSON has been Treasurer, CFO, Secretary and Director of the Company since inception.

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

2000 - 2002           Repton School
                      A levels: Business Studies (A), French (A), Spanish (A)
                      As level: General Studies (C)

1999 - 2000           Professional tennis player, based in Malaga, Spain

ACA - INSTITUTE OF CHARTERED ACCOUNTANTS OF ENGLAND AND WALES

WORK EXPERIENCE

Dec 08 - Present      TAX CONSULTANT, EDF TAX LLP, NOTTINGHAM
                      A tax advisory firm, offering high level specialist tax strategies and advice. Assisting successful businesses and entrepreneurs maximise their tax efficiency by providing a personalised approach and tailored solutions, focused entirely upon the client's needs.

Oct 06 - Dec 08       ASSISTANT CONSULTANT, PRICEWATERHOUSECOOPERS, LEEDS
                      Undertook a business development role with entrepreneurs and private clients using his business and personal networks to develop new work and clients. Offering planning solutions to minimize client income tax liabilities. Prepared individual, trust and partnership tax returns of varying complexities. Assisted the Business
                      Recovery and Insolvency team with the preparation of VAT returns and advising on the implications associated with administrations and insolvencies. Worked with Managers on planning, researching and tailoring tax advice to clients in other countries, co-ordinating with overseas networks to provide tailored solutions.

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

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;
     3. being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended July 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have standing nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

NOMINATION PROCESS

As of July 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors.

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2009 and 2008; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Nonqualified
                                                                     Incentive     Deferred       All
 Name and                                                              Plan         Compen-      Other
 Principal                                       Stock     Option     Compen-       sation       Compen-
 Position             Year   Salary     Bonus    Awards    Awards     sation       Earnings      sation     Totals
------------          ----   ------     -----    ------    ------     ------       --------      ------     ------
Ian Spowart,          2009     0          0        0          0          0             0            0          0
President,
CEO, Director

Daniel                2009     0          0        0          0          0             0            0          0
Martinez-Atkinson,    2008     0          0        0          0          0             0            0          0
CFO,                  2007     0          0        0          0          0             0            0          0
Secretary,
Director

There are no current employment agreements between the company and its executive officers.

On June 6, 2006, a total of 1,200,000 shares of common stock were issued to Daniel Martinez-Atkinson in exchange for cash in the amount of $6,000 U.S., or $.005 per share. On June 11, 2008 as a result of a 25 for 1 forward stock split the number of shares was increased to 30,000,000. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Subsequent to July 31, 2009, on September 8, 2009, Ian A. Spowart purchased 15,000,000 shares of Common Stock, in a private transaction, from Daniel-Martinez Atkinson for $7,500 or $0.0005 per share. Also on September 8, 2009, Liberty Energy Corp. sold 400,000 shares of our Common Stock ($0.001 par value) to Ian A. Spowart for total consideration of $200,000 or $0.50 per share. Pursuant to these transactions Mr. Spowart now holds 15,400,000 shares of the Company's Common Stock or 25.4% of the issued and outstanding shares of Common Stock.

Our officers and directors currently devote approximately 5-7 hours each per week to manage the affairs of the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2009.

OPTION EXERCISES

During our Fiscal year ended July 31, 2009 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

Other than list below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 12, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership (2)
     --------------------                ------           -------------

     Ian Spowart                       15,400,000             25.49%

     Daniel Martinez-Atkinson          15,000,000             24.83%

     Officers and
     Directors as a Group              30,400,000             50.32%

----------
(1) The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.
(2) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 12, 2009. As of November 12, 2009, there were 60,400,000 shares of our Company's common stock issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On June 6, 2006, a total of 1,200,000 shares of Common Stock were issued to Daniel Martinez-Atkinson in exchange for $6,000 US, or $.005 per share. On June 11, 2008 the company effected a 25 for 1 forward stock split which resulted in Mr. Martinez-Atkinson holding 30,000,000 shares of the company's Common Stock.

Subsequent to July 31, 2009, on September 8, 2009, Ian A. Spowart purchased 15,000,000 shares of Common Stock, in a private transaction, from Daniel-Martinez Atkinson for $7,500 or $0.0005 per share. Also on September 8, 2009, Liberty Energy Corp. sold 400,000 shares of our Common Stock ($0.001 par value) to Ian A. Spowart for total consideration of $200,000 or $0.50 per share.

All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

DIRECTOR INDEPENDENCE

We currently act with two (2) directors. We have determined that none of our directors is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2009, the total fees charged to the company for audit services including quarterly reviews were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138107, at the SEC website at www.sec.gov:

     Exhibit No.                           Description
     -----------                           -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       10.1 Letter Agreement between Liberty Energy and Trius Energy LLC, dated October 1, 2009
       10.2 Purchase and Sales Agreement between Ian Spowart, on behalf of Liberty Energy, and William Athens, dated August 6, 2009
       31.1        Sec. 302 Certification of Principal Executive Officer
       31.2        Sec. 302 Certification of Principal Financial Officer
       32.1        Sec. 906 Certification of Principal Executive Officer
       32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Ian Spowart                                                November 12, 2009
----------------------------------------------                 -----------------
Ian Spowart, President                                                Date
(Chief Executive Officer & Director)


/s/ Daniel Martinez-Atkinson                                   November 12, 2009
----------------------------------------------                 -----------------
Daniel Martinez-Atkinson                                              Date
(Chief Financial Officer, Principal Accounting
Officer & Director)