Form 10-Q
period 2009-10-31
LIBERTY ENERGY CORP.
filed 2009-12-15
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares as of December 14, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2009, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Liberty Energy, Corp.

I have reviewed the condensed balance sheet of Liberty Energy, Corp. as of October 31, 2009, and the related condensed statements of operations for the three months ended October 31, 2009 and 2008 and for the period from June 6, 2006 (inception) to October 31, 2009, and condensed statements of cash flows for the three months ended October 31, 2009 and 2008 and for the period from June 6, 2006 (inception) to October 31, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Liberty Energy, Corp. as of July 31, 2009, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); in my report dated October 19, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart
----------------------------

Seattle, Washington
December 14, 2009

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                                  As of              As of
                                                                                October 31,         July 31,
                                                                                   2009               2009
                                                                                 --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                           $ 16,782           $ 21,100
  Deposits                                                                             80                 --
                                                                                 --------           --------
TOTAL CURRENT ASSETS                                                               16,862             21,100

OIL AND GAS PROPERTIES, FULL COST METHOD
  Costs subject to amortization                                                   525,000                 --
  Costs not subject to amortization                                                    --                 --
                                                                                 --------           --------
OIL AND GAS PROPERTIES, NET                                                       525,000                 --
                                                                                 --------           --------

      TOTAL ASSETS                                                               $541,862           $ 21,100
                                                                                 ========           ========

CURRENT LIABILITIES
  Accounts Payable                                                                300,155                 80
  Loan Payable - related party                                                     25,000                 --
                                                                                 --------           --------
TOTAL CURRENT LIABILITIES                                                         325,155                 80

      TOTAL LIABILITIES                                                           325,155                 80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares authorized; 60,400,000 and 60,000,000 shares issued and outstanding as of October 31, 2009 and
   July 31, 2009 respectively                                                      60,400             60,000
  Additional paid-in capital                                                      205,600              6,000
  Deficit accumulated during exploration stage                                    (49,294)           (44,980)
                                                                                 --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                        216,706             21,020
                                                                                 --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $541,862           $ 21,100
                                                                                 ========           ========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                               June 6, 2006
                                                 Three Months           Three Months            (inception)
                                                    Ended                  Ended                  through
                                                  October 31,            October 31,            October 31,
                                                     2009                   2008                   2009
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $        100
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                    100

PROFESSIONAL FEES                                       3,307                  3,800                 23,990
GENERAL & ADMINISTRATIVE EXPENSES                       1,007                  2,938                 25,404
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                (4,314)                (6,738)               (49,394)
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (4,314)          $     (6,738)          $    (49,294)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         60,234,783             60,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        June 6, 2006
                                                                Three Months        Three Months         (inception)
                                                                   Ended               Ended               through
                                                                 October 31,         October 31,         October 31,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (4,314)          $  (6,738)          $ (49,294)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                300,075                  --             300,155
    Deposits                                                            (80)                 --                 (80)
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       295,681              (6,738)            250,782

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Oil and Gas Properties                               (525,000)                 --            (525,000)
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (525,000)                 --            (525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              400                  --              60,400
  Additional paid-in capital                                        199,600                  --             205,600
  Loan Payable - related party                                       25,000                  --              25,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       225,000                  --             291,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                      (4,319)             (6,738)             16,782

CASH AT BEGINNING OF PERIOD                                          21,100              39,033                  --
                                                                  ---------           ---------           ---------

CASH AT END OF YEAR                                               $  16,782           $  32,295           $  16,782
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========

  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

As a result, the Company has acquired several oil and gas properties and interests and is now focusing on raising additional funding for the exploration and development of those properties.

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

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

OIL AND GAS PROPERTIES

The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

The capitalized costs of oil and gas properties in each cost center are amortized on a composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the Company has not produced any oil or gas, a provision for depletion has not been made.

REVENUE AND COST RECOGNITION

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $49,294 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

At of October 31, 2009, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                            (f/k/a DMA MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2009
--------------------------------------------------------------------------------

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

On September 8, 2009 the Company issued a total of 400,000 shares of common stock to one director for cash in the amount of $0.50 per share for a total of $200,000.

As of October 31, 2009 the Company had 60,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2009:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,400,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $100 in revenues since inception and have incurred $49,294 in expenses through October 31, 2009. For the three months ended October 31, 2009 and 2008 we incurred $4,314 and $6,738 in expenses, respectively. These expenses consisted of professional fees and general and administrative expenses.

The following table provides selected financial data about our company for the periods ended October 31, 2009 and 2008.

            Balance Sheet Data:           10/31/09           10/31/08
            -------------------           --------           --------

            Cash                     $      16,782            32,295
            Total assets             $     541,862            32,295
            Total liabilities        $     325,155             5,000
            Shareholders' equity     $     216,706            27,295

Cash provided by financing activities since inception through April 30, 2009 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006. On September 8, 2009 the Company issued a total of 400,000 shares of common stock to one director for cash in the amount of $0.50 per share for a total of $200,000.

As of October 31, 2009 the Company had 60,400,000 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2009 was $16,782, with $325,155 in outstanding liabilities. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total estimated net expenditures over the next 12 months are expected to be approximately $2,850,000. We are an exploration stage company and have generated no revenue to date.

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

As a result, we began investigating several other business opportunities to enhance shareholder value in the oil and gas industry with the acquisition of oil and natural gas assets both in Bulgaria and the United States. Subject to completing due diligence and funding sources being available we intend to pursue business opportunities in the oil and gas business. We may require additional funding to proceed. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund continued work in the oil and gas business.

BULGARIA PROJECT

On September 22, 2009, we entered into a Purchase and Sales Agreement with William C Athens, Located at 1924 S. Utica Avenue Suite 1201, Tulsa, Oklahoma, 74104. We agreed to acquire from him, in 4 equal transactions, a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) for a total price of $400,000 (4 x $100,000). The interest is the A-Lovech exploration block in Bulgaria. Aforementioned payments and Assignments are able to be made in four separate $100,000 closings spaced roughly 30 days apart, from the date we signed the agreement. As at the date hereof we have made one payment totaling $100,000.

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

As this ORRI is operated by DPE, Liberty is currently uninvolved in any ongoing development operations or exploration of the block. That being said, Liberty's ORRI does entitle the company to its royalty interest on all future revenues and reserves located on the block, at no further cost to the company. It is anticipated that the Deventci development will be tied into the Aglen field, 21km away. First sales are expected after the completion of the pipeline in 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


/s/ Ian Spowart                                                December 14, 2009
----------------------------------------------                 -----------------
Ian Spowart, President                                               Date
(Chief Executive Officer & Director)


/s/ Daniel Martinez-Atkinson                                   December 14, 2009
----------------------------------------------                 -----------------
Daniel Martinez-Atkinson                                             Date
(Chief Financial Officer, Principal Accounting
Officer & Director)