Form 10-Q
period 2010-01-31
LIBERTY ENERGY CORP.
filed 2010-03-22
CIK 1372336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,400,000 shares as of March 20, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Liberty Energy, Corp.

I have reviewed the condensed balance sheet of Liberty Energy, Corp. as of January 31, 2010, and the related condensed statements of operations for the three and six months ended January 31, 2010 and 2009 and for the period from June 6, 2006 (inception) to January 31, 2010, and condensed statements of cash flows for the three months ended January 31, 2010 and 2009 and for the period from June 6, 2006 (inception) to January 31, 2010. These financial statements are the responsibility of the company's management.

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


/s/ George Stewart
-------------------------------
Seattle, Washington
March 4, 2010

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                       January 31,           July 31,
                                                                          2010                 2009
                                                                       ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $   12,266           $   21,100
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                       12,266               21,100

OIL AND GAS PROPERTIES, FULL COST METHOD
  Costs subject to amortization                                           525,000                   --
  Costs not subject to amortization                                            --                   --
                                                                       ----------           ----------
OIL AND GAS PROPERTIES, NET                                               525,000                   --
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $  537,266           $   21,100
                                                                       ==========           ==========

CURRENT LIABILITIES
  Accounts Payable                                                        300,000                   80
  Loan Payable - related party                                             25,000                   --
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                 325,000                   80

      TOTAL LIABILITIES                                                   325,000                   80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 150,000,000 shares authorized;
   60,400,000 and 60,000,000 shares issued and outstanding as of
   January 31, 2010 and July 31, 2009 respectively                         60,400               60,000
  Additional paid-in capital                                              205,600                6,000
  Deficit accumulated during exploration stage                            (53,734)             (44,980)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                212,266               21,020
                                                                       ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $  537,266           $   21,100
                                                                       ==========           ==========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             June 6, 2006
                                      Three Months      Three Months       Six Months        Six Months       (inception)
                                         Ended             Ended             Ended             Ended            through
                                       January 31,       January 31,       January 31,       January 31,      January 31,
                                          2010              2009              2010              2009             2010
                                      ------------      ------------      ------------      ------------     ------------
REVENUES
  Revenues                            $         --      $         --      $         --      $         --     $        100
                                      ------------      ------------      ------------      ------------     ------------
TOTAL REVENUES                                  --                --                --                --              100

PROFESSIONAL FEES                            3,185             1,400             6,492             5,200           28,589
GENERAL & ADMINISTRATIVE EXPENSES            1,255               920             2,262             3,858           25,245
                                      ------------      ------------      ------------      ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                   (4,440)           (2,320)           (8,754)           (9,058)         (53,834)
                                      ------------      ------------      ------------      ------------     ------------

NET INCOME (LOSS)                     $     (4,440)     $     (2,320)     $     (8,754)     $     (9,058)    $    (53,734)
                                      ============      ============      ============      ============     ============

BASIC EARNINGS PER SHARE              $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              60,400,000        60,000,000        60,317,391        60,000,000
                                      ============      ============      ============      ============


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            June 6, 2006
                                                                  Six Months           Six Months           (inception)
                                                                    Ended                Ended                through
                                                                  January 31,          January 31,          January 31,
                                                                     2010                 2009                 2010
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (8,754)          $   (9,058)          $  (53,734)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                 299,920                   --              300,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        291,166               (9,058)             246,266

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Oil and Gas Properties                                (525,000)                  --             (525,000)
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (525,000)                  --             (525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               400                   --               60,400
  Additional paid-in capital                                         199,600                   --              205,600
  Loan Payable - related party                                        25,000                   --               25,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        225,000                   --              291,000
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       (8,834)              (9,058)              12,266

CASH AT BEGINNING OF PERIOD                                           21,100               39,033                   --
                                                                  ----------           ----------           ----------

CASH AT END OF YEAR                                               $   12,266           $   29,975           $   12,266
                                                                  ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC No. 825-50-10-1, "Financial Instruments - Overall Disclosure", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $53,734 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.
NOTE 7 - RELATED PARTY TRANSACTIONS

At of January 31, 2010, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                              LIBERTY ENERGY CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2010
--------------------------------------------------------------------------------

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of January 31, 2010 the Company had 60,400,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2010:

Common stock, $0.001 par value: 150,000,000 shares authorized; 60,400,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $100 in revenues since inception and have incurred $53,834 in expenses through January 31, 2010. For the three months ended January 31, 2010 and 2009 we incurred $4,440 and $2,320 in expenses, respectively. These expenses consisted of professional fees and general and administrative expenses.

The following table provides selected financial data about our company for the periods ended January 31, 2010 and 2009.

            Balance Sheet Data:            1/31/10           1/31/09
            -------------------            -------           -------

            Cash                          $ 12,266            29,975
            Total assets                  $537,266            29,975
            Total liabilities             $325,000             5,000
            Shareholders' equity          $212,266            24,975

Cash provided by financing activities since inception through January 31, 2010 was $66,000, $6,000 from the sale of shares to our officer and director in June 2006 and $60,000 resulting from the sale of our common stock in our initial public offering to 26 independent investors in December 2006. On September 8, 2009 the Company issued a total of 400,000 shares of common stock to one director for cash in the amount of $0.50 per share for a total of $200,000.

As of January 31, 2010 the Company had 60,400,000 shares of common stock issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2010 was $12,266, with $325,000 in outstanding liabilities. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total estimated net expenditures over the next 12 months are expected to be approximately $2,850,000. We are an exploration stage company and have generated no revenue to date.

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

BULGARIA PROJECT

On September 22, 2009, we entered into a Purchase and Sales Agreement with William C Athens, Located at 1924 S. Utica Avenue Suite 1201, Tulsa, Oklahoma, 74104. We agreed to acquire from him, in 4 equal transactions, a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) for a total price of $400,000 (4 x $100,000). The interest is the A-Lovech exploration block in Bulgaria. Aforementioned payments and Assignments are able to be made in four separate $100,000 closings spaced roughly 30 days apart, from the date we signed the agreement. As at the date hereof we have made one payment totaling $100,000 and carry the remaining $300,000 as an account payable.

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

TEXAS PROJECT

On October 1, 2009, we entered into the Lease Purchase and Sale Agreement with Trius Energy LLC, a Texas company, to acquire 4 oil and gas leases in Texas for $125,000. 100% WI (Working Interest) at a 75% NRI (Net revenue Interest) in the Dahlstrom Lease, 2% WI at 75% NRI in the Ratliff lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of 2 leases, the Anton lease (1 tract) and Alexander Lease (3 tracts). Upon completion of the transactions described under this Lease Purchase and Sale Agreement, we intend to continue existing production, and also to conduct an aggressive exploration and appraisal program on the leases acquired over the next 12 months.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


/s/ Ian Spowart                                                   March 20, 2010
------------------------------------                              -------------
Ian Spowart, President                                                 Date
(Chief Executive Officer & Director)


/s/ Daniel Martinez-Atkinson                                      March 20, 2010
------------------------------------                              --------------
Daniel Martinez-Atkinson                                               Date
(Chief Financial Officer, Principal
Accounting Officer & Director)