Form 10-Q
period 2010-04-30
LIBERTY ENERGY CORP.
filed 2010-06-21
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission File Number 333-138107

LIBERTY ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	205024859
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

713.353.4700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
60,475,000 common shares issued and outstanding as of June 17, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
		As of	As of
		April 30,	July 31,
		2010	2009

Current Assets
Cash		$43,499	$21,100
Deposit		1,502
Accounts Receivable		2,114

Total Current Assets		47,116	21,100
Oil and Gas Properties, full cost method
Costs subject to amortization	#	525,000	-
Costs not subject to amortization	#	-	-

Oil and Gas Properties, net		525,000	-

Total Assets		$572,116	$21,100

Current Liabilities
Accounts Payable		306,571	80
Loan Payable - related party		25,000	-

Total Current Liabilities		331,571	80
Total Liabilities		331,571	80
Stockholders' Equity
Common stock, ($0.001 par value, 150,000,000 shares authorized; 60,475,000 and 60,000,000 shares issued and outstanding as of April 30, 2010 and July 31, 2009 respectively		60,475	60,000
Additional paid-in capital		280,525	6,000
Deficit accumulated during exploration stage		(100,455)	(44,980)

Total Stockholders' Equity		240,545	21,020
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$572,116	$21,100

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

						June 6, 2006
	Three Months	Three Months	Nine Months	Nine Months		(inception)
	Ended	Ended	Ended	Ended		through
	April 30,	April 30,	April 30,	April 30,		April 30,
	2010	2009	2010	2009		2010

Revenues

Revenues	$1,377	$-	$3,149	$-		$3,249

Total Revenues	1,377	-	3,149	-		3,249
Professional Fees	2,083	1,400	8,575	6,600		30,671
General & Administrative Expenses	47,788	350	50,050	4,208		73,033

Total General & Administrative Expenses	(49,871)	(1,750)	(58,625)	(10,808)		(103,704)

Net Income (Loss)	$(48,494)	$(1,750)	$(55,476)	$(10,808)		$(100,455)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

Weighted average number of common shares outstanding	60,418,539	60,000,000	60,350,366	60,000,000

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(55,476)	$(10,808)	$(100,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(2,114)		(2,114)
Deposit	(1,502)		(1,502)
Accounts Payable	306,491	-	306,571

Net cash provided by (used in) operating activities	247,399	(10,808)	202,499
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Properties	(525,000)	-	(525,000)

Net cash provided by (used in) investing activities	(525,000)	-	(525,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	475	-	60,475
Additional paid-in capital	274,525	-	280,525
Loan Payable - related party	25,000	-	25,000

Net cash provided by (used in) financing activities	300,000	-	366,000

Net increase (decrease) in cash	22,399	(10,808)	43,499
Cash at beginning of period	21,100	39,033	-

Cash at end of year	$43,499	$28,225	$43,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the “Company”) was incorporated on June 6, 2006 under the laws of the State of Nevada.

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
April 30, 2010

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

The capitalized costs of oil and gas properties in each cost center are amortized on a composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

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
April 30, 2010

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

Fair Value of Financial Instruments

ASC No. 825-50-10-1, "Financial Instruments – Overall Disclosure", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Investments

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

Advertising

Advertising costs have been charged to expenses as incurred include Public Relations Distribution expenses and were $3,708.27 for the quarter to April 30, 2010.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $100,455.27 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of April 30, 2010, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 8 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 6, 2006 the Company issued a total of 30,000,000 shares of common stock to one director for cash in the amount of $0.0002 per share for a total of $6,000.

30,000,000 common shares were issued to 26 investors in the Company’s SB-2 offering for the aggregate sum of $60,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on November 8, 2006 and completed on December 4, 2006.

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

On April 8, 2010 the Company issued a total of 75,000 shares of common stock to a private investor for cash in the amount of $1.00 per share for a total of $75,000.

As of April 30, 2010 the Company had 60,475,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2010:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,475,000 shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Liberty Energy Corp., and, unless otherwise indicated.

Results of Operations

Three month Summary ending April 30, 2010 and 2009

	Three Months Ended
	April 30
	2010		2009
Revenue	$1,377	$	Nil
Operating Expenses	$49,871		$1,750
Net Income (Loss)	$(48,494)		$(1,750)

Expenses

Our operating expenses for the three month periods ended April 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended
		April 30
	2010	2009
Professional fees	$2,083	$1,400
General and administrative	$47,788	$350

Operating expenses for the three months ended April 30, 2010, increased by 2,749.8% as compared to the comparative period in 2009 primarily as a result of increases in professional fees and general and administrative fees which include directors salaries, public relations distributions and directors expenses.

Nine month Summary ending April 30, 2010 and 2009

	Nine Months Ended
	April 30
	2010		2009
Revenue	$3,149	$	Nil
Operating Expenses	$58,625		$10,808
Net Income (Loss)	$(55,476)		$(10,808)

Expenses

Our operating expenses for the nine month periods ended April 30, 2010 and 2009 are outlined in the table below:

	Nine Months Ended
	April 30
	2010	2009
Professional fees	$8,575	$6,600
General and administrative	$50,050	$4,208

Operating expenses for the nine months ended April 30, 2010, increased by 442.4% as compared to the comparative period in 2009 primarily as a result of increases in professional fees and general and administrative fees which include directors salaries, public relations distributions and directors expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At April 30,	At July 31,	Percentage
	2010	2010	Increase/Decrease
Current Assets	$47,116	$21,100	123.3%
Current Liabilities	$331,571	$80	414,363.8%
Working Capital	$(284,455)	$21,020	(1,453.3%	)

Cash Flows
			As at
			April 30,
	2010		2009
Net Cash Provided by (Used in) Operating Activities	$247,399		$(10,808)
Net Cash Provided by (Used In) Investing Activities	$(525,000)	$	Nil
Net Cash Provided by Financing Activities	$300,000	$	Nil
Increase (Decrease) In Cash During The Period	$22,399		$(10,808)

As of April 30, 2010, our company had working capital deficit of $284,455. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(31)	Section 302 Certifications
31.1*	Section 302 Certification of PEO
31.2*	Section 302 Certification of PFO
(32)	Section 906 Certification
32.1*	Section 906 Certification of PEO
32.2*	Section 906 Certification of PFO

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: June 21, 2010	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 21, 2010	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secreary and Director
(Principal Financial Officer and Principal Accounting
Officer )