Form 10-K
period 2010-07-31
LIBERTY ENERGY CORP.
filed 2010-10-19
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ]  to [    ]

Commission file number 333-138107

LIBERTY ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5024859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Allen Center, Suite 1600, 1200 Smith Street, Houston TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 713.353.4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [  ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]    No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [x]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [x]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 13, 2010 was $41,865,750 based on a $0.69 closing price for the Common Stock on January 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

60,675,000 shares of common stock issued & outstanding as of October 13, 2010

     DOCUMENTS INCORPORATED BY REFERENCE
None.

LIBERTY ENERGY CORP.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Liberty Energy Corp.. a Nevada corporation, unless otherwise indicated.

ITEM 1.           BUSINESS

SUMMARY

We are an exploration stage company with nominal revenues and a limited operating history.

Our company was incorporated in the State of Nevada on June 6, 2006 under the name “DMA Minerals Inc.” to engage in the acquisition, exploration and development of natural resource properties. Our principal executive offices are located at Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX 77002. The U.S. telephone and fax numbers are (713) 353-4700 and (713) 353 4701 respectively.

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

Our stock is listed on the OTC Bulletin Board under the symbol "LBYE", active trading of the stock began on March 15, 2010.

On September 27, 2006, our company carried out exploration on a mineral claim known as the TG Mineral Claim. The initial phase of exploration included detailed prospecting and mineralization mapping, followed by hand trenching to obtain clean, fresh samples. Based on the information available to us from our Phase I exploration program, we determined that the TG Mineral Claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

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

On September 22, 2009 we entered into a Purchase and Sales Agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) interest in the A-Lovech exploration block in Bulgaria. On October 1, 2009, we entered into an Asset Purchase and Sale Agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson county, Texas.

As a result of these agreements, we changed management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the State of Texas under the name “Liberty Energy Corp.”. We have not undergone bankruptcy, receivership, or any similar proceeding.

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd. whereby Asia Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia Pacific under the terms of the agreement, we will issue to Asia Pacific that number of units of our company at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock, for the five (5) banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia Pacific.

OUR CURRENT BUSINESS

We are an oil and gas exploration company with interests in properties in Bulgaria and Texas.

Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

BULGARIA PROJECT

On September 22, 2009, we entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. We agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) in the A-Lovech exploration black in Bulgaria for a total price of $400,000. The payments and assignments are payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement. As at the date hereof we have made one payment totaling $100,000.

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

As this ORRI is operated by DPE, our company is currently not involved in any ongoing development operations or exploration of the block. That being said, our ORRI does entitle our company to royalty interest on all future revenues and reserves located on the block, at no further cost to our company. It is anticipated that the Deventci development will be tied into the Aglen field, 21km away. First sales are expected after the completion of the pipeline in 2011.

Initial results show that gas and natural gas condensate are of a very high quality with low sulphur content.

Upon completion of the transactions in the purchase and sale agreement, we plan to commence a thorough search and review of other assets in this part of Europe, with a view to engaging in similar low risk opportunities.

TEXAS PROJECT

On October 1, 2009, we entered into a lease purchase and sale agreement with Trius Energy LLC, a Texas corporation, to acquire four oil and gas leases in Texas for $125,000. The interests consist of a 100% WI (Working Interest) at a 75% NRI (Net revenue Interest) in the Dahlstrom Lease, 2% WI at 75%NRI in the Ratliff lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of two leases, the Anton lease (1 tract) and Alexander Lease (3 tracts). Upon completion of the transactions, we intend to continue existing production, and also to conduct an aggressive exploration and appraisal program on the leases acquired over the next 12 months.

Dahlstrom Lease

The Dahlstrom lease in Jackson County, Texas has one existing productive gas well, which will provide our company with small but sustainable quantities of natural gas sales. The lease does not currently have any further spacing for more wells to be drilled, but holds the Master Meter where all wells in the area tie into (to sell their gas) which would give us possible revenue with future wells drilled and/or re-entered. Liberty may also look to re-enter the current well, and perform workover operations, once it has been determined whether production could be reasonably increased, and a decent upside achieved. This work began August 6, 2010.

Ratliff Lease

The Ratliff lease in Jackson County, Texas currently has four wells on it, and has spacing to drill another well. We will conduct geological studies to ascertain the risk and worth of such expenditure. We are also interested in the redevelopment of the four existing wells. Three of the wells are expected to be viable for economic production of oil and gas, and the 4th is also permitted to facilitate a commercial disposal facility. This salt water disposal well could provide a significant monthly revenue stream from companies disposing of their salt water that their wells produce around us, in addition, it can provide us with monthly oil revenue by "skimming" the oil from the salt water that we dispose. The three wells expected to produce oil and gas, and the disposal well require various work to be completed.

One of the wells needs a sand-lock and tubing tested, another well needs additional perforations and tubing tested, another well needs tubing tested and the last well needs tubing tested, which is planned to be a salt water disposal well.

Lockhart Northeast Project

Lockhart Northeast Project in Caldwell County, Texas (two leases) consists of four land tracts containing eight wells, spread over roughly 848 acres. Five of the wells are re-entry wells, and there are three shut in wells. With the amount of acreage held, the operator has informed the company that we are able to space a further 282 new wells.

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

10.	Develop Field up to 282 newly drilled wells

There are four main geological pay zones in this area that our wells could produce from - the Serpentine, Dale Lime, Austin Chalk & Buda. That being said, new field discoveries are possible in the Buda, Serpentine and Dale Lime on these leases based on logged but undeveloped shows. We feel that these leases could potentially be extremely profitable, if we develop each lease and well correctly.

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

COMPLIANCE WITH GOVERNMENT REGULATION

Our oil and gas operations are subject to various United States and International federal, state/provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on which have been classified as research and development activities in our financial statements since our inception.

INTELLECTUAL PROPERTY

We do not presently own any copyrights, patents or trademarks. We own the Internet domain name www.energy-liberty.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

EMPLOYEES

As of July 31, 2010, we have two employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations. The two employees are Ian Spowart who serves as our President, CEO and Director, and Daniel Martinez-Atkinson who serves as our Secretary, Treasurer, CFO and Director.

REPORTS TO SECURITIES HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A.         RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have history of only nominal revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

We have generated nominal revenues since our incorporation and we will continue to incur operating expenses without significant revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to July 31, 2010 of $153,355.23. Our net cash used in operations for the year ended July 31, 2010 was $54,664. As of July 31, 2010 we had working capital of $75,764.24. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage. Accordingly, we have generated nominal revenues and have not realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

WE ARE SUBJECT TO VARIOUS REGULATORY REQUIREMENTS, INCLUDING ENVIRONMENTAL REGULATIONS, AND MAY INCUR SUBSTANTIAL COSTS TO COMPLY AND REMAIN IN COMPLIANCE WITH THOSE REQUIREMENTS.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil, as well as environmental and safety matters. Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations. Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs. Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations. These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects. We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

OUR ABILITY TO SUCCESSFULLY MARKET AND SELL OIL IS SUBJECT TO A NUMBER OF FACTORS THAT ARE BEYOND OUR CONTROL, AND THAT MAY ADVERSELY IMPACT OUR ABILITY TO PRODUCE AND SELL OIL, OR TO ACHIEVE PROFITABILITY.

The marketability and price of oil that may be acquired or discovered by us will be affected by numerous factors beyond our control. Our ability to market our oil may depend upon our ability to acquire space on pipelines that deliver oil to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and by many other aspects of the oil business.

Our revenues, profitability and future growth and the carrying value of our oil properties are substantially dependent on prevailing prices of oil. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations. Volatile oil prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

OIL AND GAS OPERATIONS ARE SUBJECT TO OPERATING HAZARDS THAT MAY INCREASE OUR OPERATING COSTS TO PREVENT SUCH HAZARDS, OR MAY MATERIALLY AFFECT OUR OPERATING RESULTS IF ANY OF SUCH HAZARDS WERE TO OCCUR.

Oil exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to oil wells, production facilities, other property and the environment or in personal injury. Oil production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

To date, we have generated limited revenues from production of our oil and gas lease interests. Our oil and gas exploration and development activities will be focused on the exploration and development of our properties which are high-risk ventures with uncertain prospects for success. In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable. We cannot guaranty that commercial quantities of oil will be successfully produced as a result of our exploration and development efforts. Further there is no guarantee that we will generate sufficient revenues from production of our reserves.

WE CANNOT GUARANTEE THAT TITLE TO OUR PROPERTIES DOES NOT CONTAIN A DEFECT THAT MAY MATERIALLY AFFECT OUR INTEREST IN THOSE PROPERTIES.

It is our practice in acquiring significant oil leases or interest in oil leases to retain lawyers to fully examine the title to the interest under the lease. In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

OUR PROPERTIES ARE HELD IN THE FORM OF LEASES AND WORKING INTERESTS IN OPERATING AGREEMENTS AND LEASES. IF THE SPECIFIC REQUIREMENTS OF SUCH LICENSES, LEASES AND WORKING INTERESTS ARE NOT MET, THE INSTRUMENT MAY TERMINATE OR EXPIRE.

All of our properties are held under interests in oil and gas leases and working interests in operating agreements and leases. If we fail to meet the specific requirements of each lease or working interest, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease and working interest. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

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

WE ARE SUBJECT TO VARIOUS REGULATORY REQUIREMENTS, INCLUDING ENVIRONMENTAL REGULATIONS, AND MAY INCUR SUBSTANCIAL COSTS TO COMPLY AND REMAIN IN COMPLIANCE WITH THOSE REQUIREMENTS.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil, as well as environmental and safety matters. Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations. Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs. Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations. These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects. We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

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

SEASONAL WEATHER CONDITIONS AND OTHER FACTORS COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT DRILLING ACTIVITIES.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

WE DEPEND ON THE SERVICES OF THIRD PARTIES FOR MATERIAL ASPECTS OF OUR OPERATIONS, INCLUDING DRILLING OPERATORS, AND ACCORDINGLY IF WE CANNOT OBTAIN CERTAIN THIRD PARTY SERVICES, WE MAY NOT BE ABLE TO OPERATE.

We may rely on third parties to operate some of the assets in which we possess an interest. Assuming the presence of commercial quantities of oil on our properties, the success of the oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations. As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited, adversely affecting our financial performance. Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices. The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

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

THE LOSS OR UNAVAILABILITY OF OUR KEY PERSONNEL FOR AN EXTENDED PERIOD OF TIME COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND PROSPECTS.

Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of such key personnel could significantly hinder our operations. In addition, the competition for qualified personnel in the oil industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated August 20, 2010, our current independent registered public accounting firm stated that our financial statements for the year ended July 31, 2010, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

RISKS RELATED TO OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND FINRA’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.             PROPERTIES

Our executive offices are located at Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX 77002. We believe that our current premises are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.             LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.             [REMOVED AND RESERVED]

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our authorized capital stock consists of 150,000,000 common shares, par value $.001 per share. On July 31, 2010, there were 60,675,000 common shares issued and outstanding.

Our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol "LBYE". Our shares have only experienced trading activity since March 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
July 31, 2010	$1.50	$0.25
April 30, 2010	$1.50	$0.78
January 31, 2010	$n/a	$n/a

As of the date of this report we have 47 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N 67 Place, Scottsdale, AZ 85251.

Recent Sales of Unregistered Securities

On July 19, 2010, we entered into a stock and warrant purchase agreement with one investor pursuant to which the investor agreed to led up to $4,000,000 to us in multiple installments in exchange for units of the company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of Common Stock, for the five days immediately preceding the date of the Notice. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each Warrant shall entitle the Subscriber to purchase one additional share of Common Stock, at an exercise price equal to 125% of the Unit Price at which the Unit containing the Warrant being exercised was issued, for a period of three (3) years from the date such Warrant is issued.

We are obligated to register the shares of common stock underlying the note and the shares of common stock underlying the warrants for resale as described in our Report on Form 8-K filed on November 24, 2009. The issuance was made pursuant to Regulation S promulgated by the SEC. We believe that exemptions were available because (iii) the sale was made to eligible non-U.S. persons as that term is defined for purposes of Regulation S, and with regard to all transactions, (iii) transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On April 8, 2010 we issued 75,000 shares of our common stock at $1.00 per share to one investor pursuant to a share issuance agreement. On July 22, 2010, we issued 200,000 shares of our common stock at $0.50 per share to the same investor. The issuances were made pursuant to Regulation S promulgated by the SEC. We believe that exemptions were available because (iii) the sale was made to eligible non-U.S. persons as that term is defined for purposes of Regulation S, and with regard to all transactions, (iii) transfer was restricted in accordance with the requirements of the Securities Act of 1933, as amended.

ITEM 6.            SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an exploration stage company and have generated nominal revenues since inception and have incurred $153,355 in expenses through July 31, 2010. Our financial statements from inception (June 6, 2006) through the year ended July 31, 2010 report revenues of $3,196 and a net loss of $108,376. Those revenues were generated from our interest in the Dalhstrom lease in Texas. We had expected to generate greater revenues from the Dahlstrom lease. However, the well required a workover resulting in significant production downtime and decreased lease revenues for the three month period ended July 31, 2010. We expect that lease revenues from the Dalstrom lease increase upon completion of the workover.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Dahlstrom lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

For the period of inception (June 6, 2006) through July 31, 2010, our total operating expenses were $156,651, which is comprised of professional fees of $41,974, and general and administrative expenses of $114,677. We expect that we will continue to generate operating losses for the foreseeable future.

Barring any additional overhead related to additional acquisitions, we expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

The following table provides selected financial data about our company for the periods ended July 31, 2010 and 2009.

		Year Ended
		July 31
		2010		2009

Revenue		$3,196	$	Nil
Total Operating Expenses		$111,572		$13,013
Other Income (Expenses)	$	Nil	$	Nil
Net Loss		$108,376		$13,013

Revenues

We earned nominal revenues of $3,196 during the year ended July 31, 2010 compared to $Nil in the same period in fiscal 2009.

General Administrative Expenses

Our general administrative expenses for the year ended July 31, 2010 and July 31, 2009 are outlined in the table below:

	Year Ended
	July 31

	2010		2009

Investor Relations	$13,150	$	Nil
Public Relations Distributions	$7,834	$	Nil
Directors Expenses	$2,661	$	Nil
Transfer Agent Fees	$1,665		$745

The increase in operating expenses for the year ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due increased operations, directors wages and investor relations

Liquidity and Financial Condition

As of July 31, 2010, our total assets were $616,180 and our total current liabilities were $325,535 and we had a working capital surplus of $290,645. Our financial statements report a net loss of $108,376 for the year ended July 31, 2010, and a net loss of $153,355 for the period from June 6, 2006 (date of inception) to July 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At		At
	July 31, 2010		July 31, 2009

Net Cash (Used in) Operating Activities	$193,488		$(12,933)
Net Cash Provided by (Used In) Investing Activities	$(538,824)	$	Nil
Net Cash Provided by Financing Activities	$400,000		$(5000)
Cash (decrease) increase during the year	$54,664		$(17,933)

We had cash in the amount of $75,764 as of July 31, 2010 as compared to $21,100 as of July 31, 2009. We had a working capital surplus of $287,645 as of July 31, 2010 compared to working capital surplus of $21,020 as of July 31, 2009.

To date, our principal sources of funds have been from sales of our common stock.

Cash provided by financing activities since inception through July 31, 2010 was $466,000, $6,000 from the sale of our shares of common stock.

PLAN OF OPERATION AND CASH REQUIREMENTS

Over the next 12 month period we intend to focus our efforts on production of our Texas projects and aggressive exploration and appraisal programs on both or Texas projects and Bulgaria property. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our oil and gas exploration and development business our shareholders will lose some or all of their investment and our business will likely fail.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative, and Corporate Expenses	$ 100,000
Operating Expenses	$ 250,000
Exploration	$1,500,000
Redevelopment	$1,000,000
TOTAL	$2,850,000

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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. Our company has elected a July 31, year-end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Our company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, our company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

PRO FORMA COMPENSATIONEXPENSE

No stock options have been issued by our company. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITIONS AND EXPLORATION COSTS

Our company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

Our company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

OIL AND GAS PROPERTIES

Our company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

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

Since our company has not produced any oil or gas, a provision for depletion has not been made.

INCOME TAXES

Our company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that our company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires our company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. Our company's financial instruments consist primarily of cash and certain investments.

REVENUE

Our company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Our company has generated nominal revenue since its inception.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

Our company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

ADVERTISING

Our company will expense its advertising when incurred. There has been no advertising since inception.

Advertising costs have been charged to expense as incurred include Public Relations Distribution expenses and were $6,431.10 for the year to July 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Our company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of our company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for our company beginning in 2010. Our company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of our company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for our company's interim quarterly period beginning July 1, 2009. Our company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. Our company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Our company currently does not have any financial assets that are other-than-temporarily impaired.

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

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. Our company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. Our company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on our company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. Our company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, our company anticipates the changes will not have a significant impact on our company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEORGE STEWART, CPA
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Liberty Energy, Corp.

I have audited the accompanying balance sheet of Liberty Energy, Corp. (A Exploration Stage Company) as of July 31, 2010 and 2009, and the related statement of operations, stockholders’ equity and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy, Corp., (A Exploration Stage Company) as of July 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
August 20, 2010

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
		As of	As of
		July 31,	July 31,
		2010	2009

Current Assets
Cash		$75,764	$21,100
Deposit		1,250
Accounts Receivable		342

Total Current Assets		77,356	21,100
Oil and Gas Properties, full cost method
Costs subject to amortization	-	538,824	-
Costs not subject to amortization	-	-	-

Oil and Gas Properties, net		538,824	-

Total Assets		$616,180	$21,100

Current Liabilities
Accounts Payable		303,535	80
Loan Payable - related party		25,000	-

Total Current Liabilities		328,535	80
Total Liabilities		328,535	80
Stockholders' Equity
Common stock, ($0.001 par value, 150,000,000 shares authorized; 60,675,000 and 60,000,000 shares issued and outstanding as of July 31, 2010 and July 31, 2009 respectively		60,675	60,000
Additional paid-in capital		380,325	6,000
Deficit accumulated during exploration stage		(153,355)	(44,980)

Total Stockholders' Equity		287,645	21,020
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$616,180	$21,100

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

			June 6, 2006
	Year	Year	(inception)
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2010	2009	2010

Revenues

Revenues	$3,196	$-	$3,196

Total Revenues	3,196	-	3,196
Professional Fees	19,878	8,000	41,974
General & Administrative Expenses	91,694	5,013	114,677

Total General & Administrative Expenses	(111,572)	(13,013)	(156,651)

Other Income/Expense
Gain from currency exchange			100
Net Income (Loss)	$(108,376)	$(13,013)	$(153,355)

Basic earnings per share	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding	60,386,164	60,000,000

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(108,376)	$(13,013)	$(153,355)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(342)		(342)
Deposit	(1,250)		(1,250)
Accounts Payable	303,455	80	303,535
Net cash provided by (used in) operating activities	193,488	(12,933)	148,588
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Properties	(538,824)	-	(538,824)
Acquisition of equipment	-	-	-
Net cash provided by (used in) investing activities	(538,824)	-	(538,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	675	-	60,675
Additional paid-in capital	374,325	-	380,325
Loan Payable - related party	25,000	(5,000)	25,000
Net cash provided by (used in) financing activities	400,000	(5,000)	466,000
Net increase (decrease) in cash	54,664	(17,933)	75,764
Cash at beginning of period	21,100	39,033	-
Cash at end of year	$75,764	$21,100	$75,764
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

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
July 31, 2010

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

Advertising costs have been charged to expense as incurred include Public Relations Distribution expenses and were $6,431.10 for the year to July 31, 2010.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the year ended July 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $153,355.23 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of July 31, 2010, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

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
July 31, 2010

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

On July 19, 2010 the Company issued a total of 200,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $100,000.

As of July 31, 2010 the Company had 60,675,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2010:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,675,000 shares issued and outstanding.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian Spowart	President, Chief Executive Officer and Director	45	September 8, 2009
Daniel Martinez-Atkinson	Secretary, Treasurer, Chief Financial Officer and Director	27	June 6, 2006

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Ian Spowart and Daniel Martinez-Atkinson currently devote 45 hours per week to company matters. In the future they will devote as much time as the board of directors deems necessary to manage the affairs of our company.

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ian Spowart - President, CEO and Director

Ian Spowart has been President, CEO and Director of our company since September 8, 2009.

From February 2004 to August 2007 Mr. Spowart was project manager for the local Government’s Clean Coal Power Plant and Rossington Coal Mine Project in Yorkshire, UK. From October 2007 to March 2008, Mr. Spowart was consultant/project manager for UK National Government’s Economic Development Programme. From March 2008 to September 2009 Mr. Spowart was a freelance consulting for various oil and gas companies, assisting in the coordination for global operations with key roles to drive the day to day management of activities and maintenance on several oil and gas fields.

Mr. Spowart received a Bsc Hons in Business Management Studies from Brunel University, West London. Mr. Spowart is a member of the Institute and Management (MInstLM), is a graduate Common Purpose Focus Programme, a graduate Regen School Apprenticeship in Regeneration and graduate IDeA Leadership Challenge (IDeA).

Mr. Spowart was Chair of Stadium Management Company (Keepmoat Stadium) from February 2006 to April 2007.

Daniel Martinez-Atkinson - President, CEO and Director

Daniel Martinez-Atkinson has been Secretary, Treasurer, Chief Financial Officer and a Director of our company since June 6, 2006.

Mr. Martinez-Atkinson was a tax consultant with EDF Tax LLP of Nottingham UK, from December 2008 to April 2010 where he assisted successful businesses and entrepreneurs in maximizing their tax efficiency by providing a personalized approach and tailored solutions, focused entire upon the client’s needs. From October 2006 to December 2008 Mr. Martinez-Atkinson was an assistant consultant with PricewaterhouseCoopers LLP, Leeds, where he undertook a business development role with entrepreneurs and private clients using his business and personal networks to develop new work and clients. From June 2005 to August 2005 Mr. Martinez-Atkinson was an Administrative Assistant at David Llloyd Nottingham, where he liaised with potential and existing customers.

Mr. Martinez-Atkinson obtained an ACA, Associate of Chartered Accounts in 2010, an MA Corporate Strategy and Governance and Bsc Hons, Operations Management in 2006 and 2005 respectively.

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

  Compliance with applicable governmental laws, rules and regulations;

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended July 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

DIRECTOR INDEPENDENCE

None of our directors are deemed independent. Our directors also hold positions as officers.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. During the next six to twelve months, we hope to establish a formal audit committee, which will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the independent auditor and any outside advisors engaged by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a board member who is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11.    EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Ian Spowart, President, Chief Executive Officer and Director(1)	2010 2009	32,500 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	32,500 N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Daniel Martinez-Atkinson, Chief Financial Officer, Treasurer, Secretary and Director(2)	2010 2009	25,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	25,000 N/A

(1)	Mr. Spowart was appointed as the President, Chief Executive Officer and a director of our company on September 8, 2009.

(2)

Mr. Martinez-Atkinson was appointed the President, Chief Executive Officer, Treasurer, Secretary and a director of our company on June 6, 2006. Mr. Martinez-Atkinson resigned as our President and Chief Executive Officer on September 8, 2009.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2010.

OPTION EXERCISES

During our Fiscal year ended July 31, 2010 there were no options exercised by our named officers.

OUTSTAINDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding equity awards.

STOCK OPTIONS/SAR GRANTS

During the period from inception (June 6, 2006) to July 31, 2010, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended July 31, 2010 or July 31, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2010.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to July 31, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 13, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian Spowart 34 Hampton Road, Town Moor Doncaster, UK, DN2 5DG	15,400,000	25.50%
Daniel Martinez-Atkinson Mill House, Thornton Le Clay, York, UK, YO60 7TJ	15,000,000	24.83%
Directors and Executive Officers as a Group(1)	30,400,000 common shares	50.33%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September17 2010. As of October 13, 2010, there were 60,400,000 shares of our company’s common stock issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2010 ($)	2009 ($)
Audit Fees	Nil	Nil
Audit Related Fees	6,000	8,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	6,000	8,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).

Exhibit	Description
Number

3.3	Certificate of Change with respect to the forward stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

3.4	Certificate of Amendment with respect to the change of name (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

3.5	Certificate of Change with respect to the reduction of authorized capital (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

(10)	Material Contracts

10.1	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).

10.2	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).

10.3	Assignment and Bill of Sale with Phoenix Oil & Gas LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.4	Assignment and Bill of Sale with Trius Operations LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.5	Assignment and Bill of Sale with Trius Energy LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.6	Purchase and Sale Agreement with William C. Athens dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.

Date: October 18, 2010	/s/ Ian Spowart
Ian Spowart
President, and Director
(Principal Executive Officer)

Date: October 18, 2010	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Spowart	President and Director	Date: October 18, 2010
Ian Spowart

	Secretary, Treasurer, Chief Financial	Date: October 18, 2010
/s/ Daniel Martinez-Atkinson	Officer and Director
Daniel Martinez-Atkinson