Form 10-Q
period 2010-10-31
LIBERTY ENERGY CORP.
filed 2010-12-15
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. <>60,675,000<> common shares issued and outstanding as of December <>, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended October 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
	As of	As of
	October 31,	July 31,
	2010	2010
Current Assets
Cash	$50,323	$75,764
Deposits	-	1,250
		342

Total Current Assets	50,323	77,356

Oil and Gas Properties, full cost method
Costs subject to amortization	748,809	538,824
Costs not subject to amortization	-	-

Oil and Gas Properties, net	748,809	538,824

Total Assets	$799,132	$616,180

Current Liabilities
Accounts Payable	317,643	303,535
Loan Payable - related party	25,000	25,000

Total Current Liabilities	342,643	328,535

Total Liabilities	342,643	328,535

Stockholders' Equity

Common stock, ($0.001 par value, 150,000,000 shares authorized; 61,096,588 and 60,675,000 shares issued and outstanding as of October 31, 2010 and July 31, 2010 respectively	61,097	60,675
Additional paid-in capital	629,903	380,325
Deficit accumulated during exploration stage	(234,511)	(153,355)

Total Stockholders' Equity	456,489	287,645

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$799,132	$616,180

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2010	2009	2010
Revenues

Revenues	$-	$729	$3,196

Total Revenues	-	729	$3,196
Professional Fees	5,750	3,307	47,724
General & Administrative Expenses	75,406	1,007	190,084

Total General & Administrative Expenses	(81,156)	(3,585)	$(234,611)

Other Income/Expense			100

Net Income (Loss)	$(81,156)	$(3,585)	$(234,511)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	60,870,247	60,232,967

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(81,156)	$(3,585)	$(234,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:

Accounts Receivable	342	(729)	-
Deposit	1,250	(80)	-
Accounts Payable	14,108	300,075	317,643
Net cash provided by (used in) operating activities	(65,457)	295,681	83,132

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Properties	(209,985)	(525,000)	(748,809)

Net cash provided by (used in) investing activities	(209,985)	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	422	400	61,097
Additional paid-in capital	249,578	199,600	629,903
Loan Payable - related party	-	25,000	25,000

Net cash provided by (used in) financing activities	250,000	225,000

Net increase (decrease) in cash	(25,441)	(4,319)	50,323

Cash at beginning of period	75,764	21,100	-

Cash at end of year	$50,323	$16,782	$50,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

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

On September 22, 2009 the Company entered into a purchase and sales agreement with William C. Athens pursuant to which the Company agreed to acquire a overriding royalty interest in the A-Lovech exploration block in Bulgaria. On October 1, 2009, the Company entered into an asset purchase and sale agreement with Trius Energy LLC, pursuant to which the Company acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas.

As a result of these agreements to acquire several oil and gas properties and interests, the Company changed management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the state of Texas under the name Liberty Energy Corp. We have not undergone bankruptcy, receivership, or any similar proceeding.

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
October 31, 2010

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

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. The company has accumulated $234,511 of tax losses which creates potential tax assets of $79,733. Because there can be no certainty that this potential asset will be realized due to future profitable operations, it is the decision of the company to not record this asset.

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
October 31, 2010

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

Advertising costs have been charged to expense as incurred include Public Relations Distribution expenses and were $2,731.25 for the quarter to October 31, 2010.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant. The losses we have produced to date have resulted in deferred tax assets of $79,733, which we have fully reserved because realization of the asset cannot be assured.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $234,511 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Because of this working capital deficit and our need to continue to raise funds for operations, our auditor has qualified their opinion based on going concern.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

At of October 31, 2010, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – OIL AND GAS PROPERTIES

On September 22, 2009 we entered into a Purchase and Sales Agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) interest in the A-Lovech exploration block in Bulgaria. As this ORRI is operated by Direct Petroleum Exploration Inc. (DPE), our company is currently not involved in any ongoing development operations or exploration of the block. That being said, our ORRI does entitle our company to royalty interest on all future revenues and reserves located on the block, at no further cost to our company. Future realization of value form this interest is based on the expenditure of funds and activities by the operator of the lease. Direct Petroleum Exploration Inc. are the operators for the project which means we are currently not involved in any ongoing development operations or exploration of the block. Initial testing conducted in June 2010, the indicated bottom hole pressure was about 11,500 psi and the well encountered gas saturated reservoirs in the Dolni Dabnik member of the Middle Triassic Doirentsi formation. Other potential reservoirs are in the Upper Triassic Rusinovdel and the Lower Jurassic Ozirovo formations. Casing was run to 5,876 meters (19,280 ft.). We can confirm that there has been continuous testing on the Deventci R1 discovery well and DPE are planning to file for a production license by the end of 2010

On October 1, 2009, we entered into a lease purchase and sale agreement with Trius Energy LLC, a Texas corporation, to acquire four oil and gas leases in Texas for $125,000. The interests consist of a 100% WI (Working Interest) at a 75% NRI (Net revenue Interest) in the Dahlstrom Lease, 2% WI at 75%NRI in the Ratliff lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of two leases, the Anton lease (1 tract) and Alexander Lease (3 tracts). Trius Enegy LLC will operate these leases on our behalf.

NOTE 9 – STOCK TRANSACTIONS

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
October 31, 2010

On April 8, 2010 the Company issued a total of 75,000 shares of common stock to a private investor for cash in the amount of $1.00 per share for a total of $75,000.

On June 6, 2010 the Company issued a total of 200,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $100,000.

On July 19, 2010, the Company entered into an agreement with one investor whereby the investor committed to purchase up to $4,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until July 18, 2014. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Agreement. The Company will use the advances to fund operating expenses, acquisitions, exploration and general corporate activities. The investor also has an option to subscribe up to a further $4,000,000.

Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.50; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 125% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three (3) years from the date such warrant is issued.

On August 27, 2010 the Company issued a total of 211,864 shares of common stock to a private investor for cash in the amount of $0.59 per share for a total of $125,000.

On September 28, 2010 the Company issued a total of 115,384 shares of common stock to a private investor for cash in the amount of $0.65 per share for a total of $75,000.

On October 29, 2010 the Company issued a total of 94,340 shares of common stock to a private investor for cash in the amount of $0.53 per share for a total of $50,000.

As of October 31, 2010 the Company had 61,096,588 shares of common stock issued and outstanding.

All of the transactions above were based on actual trades made on the Over The Counter Bullitan Board consistant with the day of the trade.

NOTE 10 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2010:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,675,000 shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Liberty Energy Corp., unless otherwise indicated.

General Overview

Our company was incorporated in the State of Nevada on June 6, 2006 under the name DMA Minerals Inc. Our principal executive offices are located at Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX 77002. Our telephone number is (713) 353-4700. From inception to September 2009 we were in the business of mineral exploration.

On September 22, 2009 we entered into a purchase and sales agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths overriding royalty interest in the A-Lovech exploration block in Bulgaria. On October 1, 2009, we entered into an asset purchase and sale agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas.

As a result of these agreements, we changed management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the state of Texas under the name Liberty Energy Corp. We have not undergone bankruptcy, receivership, or any similar proceeding.

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd. whereby Asia Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to 12 months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia Pacific under the terms of the agreement, we will issue to Asia Pacific that number of units of our company at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock, for the 5 banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia Pacific.

Our Current Business

We are an oil and gas exploration company. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

Results of Operations

Three month Summary ending October 31, 2010 and 2009

	Three Months Ended
	October 31
	2010	2009
Revenue	$-	$729
Operating Expenses	$(81,156)	$(3,585)
Net Income (Loss)	$(81,156)	$(3,585)

Expenses

Our operating expenses for the three month periods ended October 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	October 31	October 31
	2010	2009
Professional fees	$5,750	$3,307
General and administrative	$75,406	$1,007

Operating expenses for the three months ended October 31, 2010, increased by 96% as compared to the comparative period in 2009 primarily as a result of an increase in general and administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At October 31,	At July 31,	Percentage
	2010	2010	Increase/Decrease
Current Assets	$50,323	$77,356	35%
Current Liabilities	$342,643	$328,535	4%
Working Capital	$(292,320)	$(251,179)	14%

Cash Flows
	As at	As at
	October 31,	October 31,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(65,457)	$295,681
Net Cash Provided by (Used In) Investing Activities	$(209,985)	$525,000
Net Cash Provided by Financing Activities	$250,000	$225,000
Increase (Decrease) In Cash During The Period	$25,441	$(4,319)

As of October 31, 2010, our company had a working capital deficit of $292,310. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Application of Critical Accounting Policies

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

Advertising costs have been charged to expense as incurred include public relations distribution expenses and were $2,731.25 for the quarter to October 31, 2010.

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on the company and its reporting methods.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).

3.2	By-laws (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).

3.3	Certificate of Change with respect to the forward stock split (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

3.4	Certificate of Amendment with respect to the change of name (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

3.5	Certificate of Change with respect to the reduction of authorized capital (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).

(10)	Material Contracts

10.1	Share Issuance Agreement between Asia Pacific Capital Ltd. and the company dated July 19, 2010 (Incorporated by reference to the Form 8-K filed on August 18, 2010)

10.2	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).

10.3	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).

10.4	Assignment and Bill of Sale with Phoenix Oil & Gas LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.5	Assignment and Bill of Sale with Trius Operations LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.6	Assignment and Bill of Sale with Trius Energy LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

10.7	Purchase and Sale Agreement with William C. Athens dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: December 14, 2010	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 14, 2010	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )