Form 10-Q
period 2011-01-31
LIBERTY ENERGY CORP.
filed 2011-03-17
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,266,080 common shares issued and outstanding as of March 11, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended January 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS

	As of	As of
	January 31,	July 31,
	2011	2010

Current Assets
Cash	$71,413	$75,764
Deposits	-	1,250
		342

Total Current Assets	71,413	77,356

Oil and Gas Properties, full cost method
Costs subject to amortization	763,639	538,824
Costs not subject to amortization	-	-

Oil and Gas Properties, net	763,639	538,824

Total Assets	$835,052	$616,180

Current Liabilities
Accounts Payable	333,699	303,535
Loan Payable - related party	25,000	25,000

Total Current Liabilities	358,699	328,535

Total Liabilities	358,699	328,535

Stockholders' Equity

Common stock, ($0.001 par value, 150,000,000 shares authorized; 61,266,080 and 60,675,000 shares issued and outstanding as of January 31, 2011 and July 31, 2010 respectively	61,266	60,675
Additional paid-in capital	729,709	380,325
Deficit accumulated during exploration stage	(314,621)	(153,355)

Total Stockholders' Equity	476,354	287,645

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$835,052	$616,180

See Notes to Financial Statements

F-1

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

					June 6, 2006
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011
Revenues
Revenues	$-	$-	$-	$-	$3,196

Total Revenues	-	-	-	-	$3,196

Professional Fees	5,314	3,185	11,064	6,492	53,038
General & Administrative Expenses	74,656	1,255	150,062	2,262	264,779

Total General & Administrative Expenses	(79,970)	(4,440)	(161,126)	(8,754)	$(314,621)

Other Income/Expense					100

Net Income (Loss)	$(79,970)	$(4,440)	$(161,126)	$(8,754)	$(314,621)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	61,034,050	60,400,000	61,034,050	60,317,391

See Notes to Financial Statements

F-2

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(161,126)	$(8,754)	$(314,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Receivable	342	-	-
Deposit	1,250	-	-
Accounts Payable	30,024	299,920	333,699

Net cash provided by (used in) operating activities	(129,511)	291,166	19,078

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Oil and Gas Properties	(224,815)	(525,000)	(763,639)

Net cash provided by (used in) investing activities	(224,815)	(525,000)	(763,639)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	591	400	61,266
Additional paid-in capital	349,384	199,600	729,709
Loan Payable - related party	-	25,000	25,000

Net cash provided by (used in) financing activities	349,975	225,000	815,975

Net increase (decrease) in cash	(4,351)	(8,834)	71,413

Cash at beginning of period	75,764	21,100	-

Cash at end of year	$71,413	$12,266	$71,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

F-2

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

As an alternative business plan, the Company has acquired several oil and gas properties and interests and is now focusing on raising additional funding for the exploration and development of those properties. The Company has capitalized $238,639 of work-over costs relating to oil and gas properties and interests held by the Company. In addition, the Company is seeking new opportunities in the oil and gas business.

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

Mineral Property Acquisition and Exploration Costs

The Company follows the full-cost method of accounting for all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

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

Advertising costs have been charged to expense as incurred include Public Relations Distribution expenses and were $2,731.25 for the quarter to January 31, 2011.

NOTE 3 - PROVISION FOR INCOME TAXES

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A potential deferred tax asset of $106,971 exists because of operating losses to date. A valuation allowance is provided for to reduce the deferred tax asset to zero, because realization of asset is not assured.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $314,621 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of January 31, 2011, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. All shares of common stock of the Company have been issued for cash.

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

Effective June 11, 2008 the Company effected a forward stock split of the authorized, issued and outstanding shares of common stock on a twenty five new for one old basis. Authorized capital increased from 75,000,000 common shares to 150,000,000 common shares and par value remained at $.001 per share. These financial statements have been retroactively restated to reflect these changes.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company’s shares trade on the Over the Counter Bulletin Board and the Company used the price in that market as an appropriate valuation for the issuance of stock.

On September 8, 2009 the Company issued a total of 400,000 shares of common stock to one director for cash in the amount of $0.50 per share for a total of $200,000.

On April 8, 2010 the Company issued a total of 75,000 shares of common stock to a private investor for cash in the amount of $1.00 per share for a total of $75,000.

On June 6, 2010 the Company issued a total of 200,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $100,000. Price per share is equal to the higher of either: (a) $ 0.50, or (b) 90% of the volume weighted average of the closing price (the “VWAP”) of Common Stock, for the five (5) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance, or other source of stock quotes as agreed to by the parties.

On August 27, 2010 the Company issued a total of 211,864 shares of common stock to a private investor for cash in the amount of $0.59 per share for a total of $125,000. Price per share is equal to the higher of either: (a) $ 0.50, or (b) 90% of the volume weighted average of the closing price (the “VWAP”) of Common Stock, for the five (5) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance, or other source of stock quotes as agreed to by the parties.

On September 28, 2010 the Company issued a total of 115,384 shares of common stock to a private investor for cash in the amount of $0.65 per share for a total of $75,000. Price per share is equal to the higher of either: (a) $ 0.50, or (b) 90% of the volume weighted average of the closing price (the “VWAP”) of Common Stock, for the five (5) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance, or other source of stock quotes as agreed to by the parties.

On October 29, 2010 the Company issued a total of 94,340 shares of common stock to a private investor for cash in the amount of $0.53 per share for a total of $50,000. Price per share is equal to the higher of either: (a) $ 0.50, or (b) 90% of the volume weighted average of the closing price (the “VWAP”) of Common Stock, for the five (5) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance, or other source of stock quotes as agreed to by the parties.

On December 8, 2010 the Company issued a total of 169,492 shares of common stock to a private investor for cash in the amount of $0.59 per share for a total of $100,000. Price per share is equal to the higher of either: (a) $ 0.50, or (b) 90% of the volume weighted average of the closing price (the “VWAP”) of Common Stock, for the five (5) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance, or other source of stock quotes as agreed to by the parties.

As of January 31, 2011 the Company had 61,266,080 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2010:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 60,675,000 shares issued and outstanding.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter covered by this report, the purchase of the 1/16th of 1% overriding royalty interest in the A-Lovech exploration block in Bulgaria had not been completed pursuant to the terms of the purchase and sales agreement with William C. Athens entered into on September 22, 2009. Because Mr. Athens died between the date the contract was executed and full payment was made, completion of the contract has been delayed pending notification from his estate. Negotiations are underway with his executors to settle this matter on the basis of acquiring 1/64th of the 1% interest in the A-Lovech exploration block.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of these agreements, we refocused our management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the state of Texas under the name Liberty Energy Corp. We have not undergone bankruptcy, receivership, or any similar proceeding.

Subsequent to the end of the quarter covered by this report, the purchase of the 1/16th of 1% overriding royalty interest in the A-Lovech exploration block in Bulgaria had not been completed pursuant to the terms of the purchase and sales agreement with William C. Athens entered into on September 22, 2009. Because Mr. Athens died between the date the contract was executed and full payment was made, completion of the contract has been delayed pending notification from his estate. Negotiations are underway with his executors to settle this matter on the basis of acquiring 1/64th of the 1% interest in the A-Lovech exploration block.

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd., a European institutional investor, whereby Asia Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to 12 months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia Pacific under the terms of the agreement, we will issue to Asia Pacific that number of units of our company at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock on the Over-the-Counter Bulletin Board, for the 5 banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia Pacific. As at the end of our current quarter covered by this report a total of we have issued a total of 866,380 shares of our company to Asia Pacific for a total cash amount of $525,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2011 which are included herein.

Three and six month periods ending January 31, 2011 and 2010 and inception (June 6, 2006) to January 31, 2011

		Three		Three		Six		Six		June 6, 2006
		Months		Months		Months		Months		(Inception)
		Ended		Ended		Ended		Ended		through
		January 31,		January 31,		January 31,		January 31,		January 31,
		2011		2010		2011		2010		2011
Revenues	$	Nil $		Nil	$	Nil	$	Nil $		3,196
Expenses		$(79,970	) $	(4,440)		$(161,126)		$(8754	) $	(314,621)
Net Loss		$(79,970	) $	(4,440)		$(161,126)		$(8,754	) $	(314,621)

Expenses

Our operating expenses for the three and six month periods ended January 31, 2011 and 2010 are outlined in the table below:

	Three	Three	Six	Six	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011
Professional fees	$5,314	$3,185	$11,064	$6,492	$53,038
General and administrative	$74,656	$1,255	$150,062	$2,262	$264,779

Operating expenses for the three months ended January 31, 2011, increased by $73,401 as compared to the comparative period in 2010. Operating expenses for the six months ended January 31, 2011, increased by $147,800 as compared to the comparative period in 2010. The increase was primarily as a result of an increase in general and administrative expenses due to directors wages, directors expenses and general administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At January 31,	At July 31,	Percentage
	2011	2010	Increase/Decrease
Current Assets	$71,413	$77,356	8%
Current Liabilities	$358,699	$328,535	8%
Working Capital	$(287,286)	$(251,179)	13%

Cash Flows	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(129,511)	$291,166
Net Cash Provided by (Used In) Investing Activities	$(224,815)	$(525,000)
Net Cash Provided by Financing Activities	$349,975	$225,000
Net Increase (Decrease) In Cash During The Period	$(4,351)	$(8,834)

As of January 31, 2011, our company had a working capital deficit of $287,286.

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

Mineral Property Acquisition and Exploration Costs

Our company follows the full-cost method of accounting for all costs related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

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

Since we have not produced any oil or gas, a provision for depletion has not been made.

Advertising

Our company will expense its advertising when incurred.

Advertising costs have been charged to expense as incurred include public relations distribution expenses and were $2,731.25 for the quarter to January 31, 2011.

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

Item 3. Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2010 we issued a total of 94,340 shares of common stock to a private investor for cash in the amount of $0.53 per share for a total of $50,000. We issued the shares to one non-U.S. investor in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On December 8, 2010 we issued a total of 169,492 shares of common stock to a private investor for cash in the amount of $0.59 per share for a total of $100,000. We issued the shares to one non-U.S. investor in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.2	By-laws (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.3	Certificate of Change with respect to the forward stock split (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.4	Certificate of Amendment with respect to the change of name (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.5	Certificate of Change with respect to the reduction of authorized capital (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
(10)	Material Contracts
10.1	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.2	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.3	Assignment and Bill of Sale with Phoenix Oil & Gas LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.4	Assignment and Bill of Sale with Trius Operations LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.5	Assignment and Bill of Sale with Trius Energy LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.6	Purchase and Sale Agreement with William C. Athens dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.7	Share Issuance Agreement between Asia Pacific Capital Ltd. and our company dated July 19, 2010 (Incorporated by reference to the Form 8-K filed on August 18, 2010).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: March 14, 2011	/s/ “Ian A. Spowart”
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 14, 2011	/s/ “Daniel Martinez-Atkinson”
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )