Form 10-Q
period 2011-04-30
LIBERTY ENERGY CORP.
filed 2011-06-14
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,766,080 common shares issued and outstanding as of June 10, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
	As of	As of
	April 30,	July 31,
	2011	2010

Current Assets
Cash	$101,013	$75,764
Deposits	-	1,250
		342

Total Current Assets	101,013	77,356
Oil and Gas Properties, full cost method
Costs subject to amortization	665,883	538,824
Accumulated depletion	(4,167)	-
Costs not subject to amortization	-	-

Oil and Gas Properties, net	661,716	538,824

Total Assets	$762,729	$616,180

Current Liabilities
Accounts Payable	96,203	303,535
Loan Payable - related party	25,000	25,000

Total Current Liabilities	121,203	328,535
Total Liabilities	121,203	328,535
Stockholders' Equity
Common stock, ($0.001 par value, 150,000,000 shares authorized; 61,766,080 and 60,675,000 shares issued and outstanding as of April 30, 2011 and July 31, 2010 respectively	61,766	60,675
Additional paid-in capital	979,209	380,325
Deficit accumulated during exploration stage	(399,448)	(153,355)

Total Stockholders' Equity	641,527	287,645
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$762,729	$616,180

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

					June 6, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

Revenues
Revenues	$15,403	$1,377	$15,403	$3,149	$18,599

Total Revenues	15,403	1,377	15,403	3,149	$18,599
Professional Fees	10,562	2,083	21,626	8,575	63,600
Depletion	4,167	-	4,167	-	4,167
General & Administrative Expenses	85,501	47,788	235,563	50,050	350,380

Total General & Administrative Expenses	(100,230)	(49,871)	(261,356)	(58,625)	$(418,147)

Other Income/Expense					100
Net Income (Loss)	$(84,827)	$(48,494)	$(245,953)	$(55,476)	$(399,448)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	61,079,103	60,418,539	61,079,103	60,350,366

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(245,953)	$(55,476)	$(399,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	4,167		4,167
Changes in operating assets and liabilities:
Accounts Receivable	342	(2,114)	-
Deposit	1,250	(1,502)	-
Accounts Payable	(207,473)	306,491	96,203
Net cash provided by (used in) operating activities	(447,667)	247,399	(299,078)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Properties	(127,059)	(525,000)	(665,883)
Net cash provided by (used in) investing activities	(127,059)	(525,000)	(665,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,091	475	61,766
Additional paid-in capital	598,884	274,525	979,209
Loan Payable - related party	-	25,000	25,000
Net cash provided by (used in) financing activities	599,975	300,000	1,065,975
Net increase (decrease) in cash	25,249	22,399	101,013
Cash at beginning of period	75,764	21,100	-
Cash at end of year	$101,013	$43,499	$101,013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

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
April 30, 2011

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

The Company began production on December 30, 2010, but does not yet have reserve reports. Depletion has been estimated using the straight line method and whenever reserve reports are obtained, the estimates may be revised to reflect actual production.

The Company is continuing to work-over the Dalhstrom lease, Texas and is capitalizing those expenses in accordance with the oil and gas asset accounting policy. The Company expects to have the work completed by the end of the current financial year end and expect to incur further expenses of approximately $30,000 for a sand lock to be performed to conclude the work-over.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

The Company has completed work to the Lockhart lease, Texas and has capitalized the expenses in accordance with the oil and gas asset accounting policy as described above. The Company has successfully worked-over three wells, which are producing, and the Company is the process of finalizing plans to drill a new test well to the Edwards formation.

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

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

Advertising

Advertising costs have been charged to expense as incurred include Public Relations Distribution expenses and were $2,731.25 for the quarter to April 30, 2011.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $399,448 since its inception and requires capital for its contemplated operational activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

NOTE 7 – RELATED PARTY TRANSACTIONS

As of April 30, 2011, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

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
April 30, 2011

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

On February 14, 2011 the Company issued a total of 150,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $75,000.

On March 3, 2011 the Company issued a total of 200,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $100,000.

On April 25, 2011 the Company issued a total of 150,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $75,000.

As of April 30, 2011 the Company had 61,766,080 shares of common stock issued and outstanding.

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

Effective June 11, 2008, we effected a 25 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 1,875,000,000 shares of common stock and out outstanding share capital increased from 2,400,000 shares of common stock to 60,000,000 shares of common stock. In addition, effective June 11, 2008, as approved by our directors and a majority of our shareholders, we reduced our authorized capital from 1,875,000,000 shares of common stock to 150,000,000 shares of common stock.

Also effective June 11, 2008, we have changed our name from “DMA Minerals Inc.” to “Liberty Energy Corp.”. The change of name was approved by our directors and a majority of our shareholders.

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

Subsequent to the end of the quarter covered by this report, the purchase of the 1/16th of 1% overriding royalty interest in the A-Lovech exploration block in Bulgaria had not been completed pursuant to the terms of the purchase and sales agreement with William C. Athens entered into on September 22, 2009. Because Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract has been delayed pending notification from his estate. Negotiations are underway with his executors to settle this matter on the basis of acquiring 1/64th of the 1% interest in the A-Lovech exploration block. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the funds which were forwarded to Mr. Athens for this acquisition.

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd., a European institutional investor, whereby Asia Pacific shall make available up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to 12 months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia Pacific under the terms of the agreement, we will issue to Asia Pacific that number of units of our company at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock on the Over-the-Counter Bulletin Board, for the 5 banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia Pacific. As at the end of our current quarter covered by this report we have issued a total of 1,091,080 shares of our company to Asia Pacific for a total cash amount of $700,000 under the terms of the above mentioned agreement.

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced.

We are continuing to work-over the Dalhstrom lease, Texas and are capitalizing those expenses in accordance with our oil and gas asset accounting policy. Our company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. We expect to have the work completed by the end of our current financial year end and expect to incur further expenses of approximately $30,000 for a sand lock to be performed to conclude the work-over.

We have completed work to the Lockhart lease, Texas and have capitalized the expenses in accordance with our oil and gas asset accounting policy as described above. We have successfully worked-over three wells, which are producing, and we are in the process of finalizing plans to drill a new test well to the Edwards formation.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2011 which are included herein.

Three and nine month periods ending April 30, 2011 and 2010 and inception (June 6, 2006) to April 30, 2011

					June 6,
	Three	Three	Nine	Nine	2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011
Revenues	$15,403	$1,377	$15,403	$3,149	$18,599
Expenses	$(100,230)	$(49,871)	$(261,356)	$(58,625)	$(418,147)
Net Loss	$(84,827)	$(48,494)	$(245,953)	$(55,476)	$(399,448)

Expenses

Our operating expenses for the three and nine month periods ended April 30, 2011 and 2010 and inception (June 6, 2006) to April 30, 2011 are outlined in the table below:

					June 6,
	Three	Three	Nine	Nine	2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011
Professional fees	$10,562	$2,083	$21,626	$8,575	$63600
Depletion	$4,167	$-	$4,167	$-	$4,167
General and administrative	$85,501	$47,788	$235,563	$50,050	$350,380

Operating expenses for the three months ended April 30, 2011, increased by $50,359 as compared to the comparative period in 2010. Operating expenses for the nine months ended April 30, 2011, increased by $202,731 as compared to the comparative period in 2010. The increase was primarily as a result of directors remuneration and increased general overheads.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At April 30,	At July 31,	Percentage
	2011	2010	Increase/Decrease
Current Assets	$101,013	$77,356	31%
Current Liabilities	$121,203	$328,535	(63)%
Working Capital	$(20,190)	$(251,179)	(92)%

Cash Flows	Nine	Nine
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(447,667)	$247,399
Net Cash Provided by (Used In) Investing Activities	$(127,059)	$(525,000)
Net Cash Provided by Financing Activities	$599,975	$300,000
Net Increase In Cash During The Period	$25,249	$22,399

As of April 30, 2011, our company had a working capital deficit of $20,190.

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

The Company began production on December 30, 2010, but does not yet have reserve reports. Depletion has been estimated using the straight line method and whenever reserve reports are obtained, the estimates may be revised to reflect actual production.

Advertising

Advertising costs have been charged to expense as incurred include public relations distribution expenses and were $2,731.25 for the quarter to April 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2011 we issued a total of 150,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $75,000. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On March 3, 2011 we issued a total of 200,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $100,000. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On April 25, 2011 we issued a total of 150,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $75,000. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.2	By-laws (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.3	Certificate of Change with respect to the forward stock split (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.4	Certificate of Amendment with respect to the change of name (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.5	Certificate of Change with respect to the reduction of authorized capital (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
(10)	Material Contracts
10.1	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.2	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.3	Assignment and Bill of Sale with Phoenix Oil & Gas LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.4	Assignment and Bill of Sale with Trius Operations LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.5	Assignment and Bill of Sale with Trius Energy LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.6	Purchase and Sale Agreement with William C. Athens dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.7	Share Issuance Agreement between Asia Pacific Capital Ltd. and our company dated July 19, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on August 18, 2010).
10.8	Letter Agreement to amend Share Issuance Agreement between Asia Pacific Capital Ltd. and our company dated March 8, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: June 13, 2011	/s/ “Ian A. Spowart”
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 13, 2011	/s/ “Daniel Martinez-Atkinson”
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )