Form 10-K
period 2011-07-31
LIBERTY ENERGY CORP.
filed 2011-11-09
CIK 1372336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

Commission file number 333-138107

LIBERTY ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5024859
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Two Allen Center, Suite 1600, 1200 Smith Street, Houston TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	713.353.4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2011 was $15,433,040 based on a $0.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
62,064,677 shares of common stock issued & outstanding as of November 3, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIBERTY ENERGY CORP.
TABLE OF CONTENTS

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

In concurrence with these agreements, we changed management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the State of Texas under the name “Liberty Energy Corp.”. We have not undergone bankruptcy, receivership, or any similar proceeding.

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd. whereby Asia Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia Pacific under the terms of the agreement, we will issue to Asia Pacific units. Each unit shall consist of one share of the common stock of the Company and one and a half share purchase warrants. The number of units of our Company are determined at a price that is the higher of either: (a) $0.50,  or  (b) 90% of the volume weighted average of the closing price of our company’s common stock, for the five (5) banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia Pacific. Each warrant shall entitle the holder to purchase one additional share of common stock at an exercise price of 125% of the unit price upon  issue and for a period of three years.

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of October 31,2011 we have issued a total of 1,591,080 shares of our company to Asia Pacific for a total cash amount of $850,000 under the terms of the above mentioned agreement.

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

COMPETITION

We are an exploration-stage company engaged in the business of oil and gas exploration. We compete with other exploration-stage companies for financing from a limited number of investors that are prepared to make investments in exploration-stage oil and gas companies. The presence of competing exploration-stage oil and gas companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

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

This could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to established exploration companies that may purchase resource properties or enter into joint venture agreements with exploration-stage companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

COMPLIANCE WITH GOVERNMENT REGULATION

Our oil and gas operations are subject to various United States and International federal, state/provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

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

EMPLOYEES

As of July 31, 2011, we have two employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations. The two employees are Ian Spowart who serves as our President, CEO and Director, and Daniel Martinez-Atkinson who serves as our Secretary, Treasurer, CFO and Director.

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

We have generated nominal revenues since our incorporation and we will continue to incur operating expenses without significant revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to July 31, 2011 of $483,046. Our net cash used in operations for the year ended July 31, 2011 was $78,793. As of July 31, 2011 we had working capital deficit of $26,116. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 28, 2011, our current independent registered public accounting firm stated that our financial statements for the year ended July 31, 2011, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

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

None.

ITEM 2.	PROPERTIES

Our executive offices are located at Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX 77002. We believe that our current premises are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

RESOURCE PROPERTIES

BULGARIA PROJECT

On September 22, 2009, we entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. We agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) in the A-Lovech exploration black in Bulgaria for a total price of $400,000. The payments and assignments are payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement. Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract was delayed pending notification from his estate. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the funds which were forwarded to Mr. Athens for this acquisition.

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

As this ORRI is operated by Direct Petroleum Bulgaria EOOD, a 100% subsidiary of TransAtlantic Petroleum Ltd a TSX and NYSE listed, vertically integrated, international energy company engaged in the acquisition, exploration, development and production of crude oil and natural gas. Our company is currently not involved in any ongoing development operations or exploration of the block. That being said, our ORRI does entitle our company to royalty interest on all future revenues and reserves located on the block, at no further cost to our company. It is anticipated that the Deventci development will be tied into the Aglen field, 21km away. As at October 31, 2011 the Deventci discovery well is producing as an extended production test into a CNG facility.

Initial results show that gas and natural gas condensate are of a very high quality with low sulphur content.

Further to the completion of the transactions in the purchase and sale agreement, we have begun a thorough search and review of other assets in this part of Europe, with a view to engaging in similar low risk opportunities.

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

Dahlstrom Lease

The Dahlstrom lease in Jackson County, Texas has one existing productive gas well, which will provide our company with small but sustainable quantities of natural gas sales. The lease does not currently have any further spacing for more wells to be drilled, but holds the Master Meter where all wells in the area tie into (to sell their gas) which would give us possible revenue with future wells drilled and/or re-entered. Liberty may also look to re-enter the current well, and perform work-over operations, once it has been determined whether production could be reasonably increased, and a decent upside achieved. This work began August 6, 2010. The Company expected to have the work-over completed by the end of the current financial year-end. The well has responded to the work and has been producing intermittently over the course of the year. However, due to water encroaching the productive zones the company performed a cement squeeze which is designed to plug the lower zones of the well with cement. The well is then re-perforated at a higher interval, isolating the higher productive perforation, and impedes any water from encroaching into the productive zone. Following the cement squeeze the water issues have been alleviated but the productive zone is now producing sand which is restricting production. Additional work in the form of a sand polymer lock will be required and the company expects to incur further expenses of approximately $75,000 to conclude the work-over and achieve sustained continuous production.

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

Lockhart Northeast Project

Lockhart Northeast Project in Caldwell County, Texas (two leases) consists of four land tracts containing thirteen wells, spread over roughly 848 acres. Five of the wells are re-entry wells, and there are three shut in wells, the others wells are dry. With the amount of acreage held, the operator has informed the company that we are able to space a further 282 new wells.

The Anton lease is one of the four tracks of land on the Lockhart Northeast Project containing one shut-in well and measuring approximately 45.326 acres. On January 9, 2011 it was determined by the company after discussions with their operators, geologists and based on historical data it would not be cost effective to pursue the well. The landowner also wanted a new fence and gate erecting to allow access. All the above factors meant it would not be economically viable to retain or develop the lease, it was therefore allowed to lapse. As a result of the above factors the lease was allowed to lapse on January 9, 2011. The Lockhart project is now made up of two leases of three tracts containing seven wells. Five of the wells are re-entry wells, and there are three shut in wells.

The Company has successfully worked-over three wells, two of which have very minor amounts of production, and the Company is in the process of finalizing plans to drill a new test well to the Edwards formation. We have been provided with an AFE for a drilled, tested ($255,000), if also cased $347,000. Although out of date, we have been in constant contact with the new operator and have been assured they would honor the AFE.

The following proposed plan of action is made based on a best efforts study of geological and production data that have been acquired, but do not represent a thorough study of the area by petroleum engineers, geologists, or geophysicist.

1.	Carry out further geological study examining both risk and reward of proposed works

2.	Put AFE together for re-entering (5) wells

3.	Perform complete evaluation on drilling program

4.	Put AFE together for new well locations to target Edwards Formation

5.	Drill & Complete a test well followed by new wells

6.	Develop Field up to 60 newly drilled wells to target formation

There are four main geological pay zones in this area that our wells could produce from - the Serpentine, Dale Lime, Austin Chalk & Buda. That being said, new field discoveries are possible in the Buda, Serpentine and Dale Lime on these leases based on logged but undeveloped shows. We have a geological report that suggests a new target formation could be present on our leases. We feel that these leases could potentially be extremely profitable, if we develop each lease and well correctly.

We have generated revenues from (flush) production from the (2) shut-in wells. These revenues will contribute towards enabling us to use revenue to proceed with developing the field. With the application of acid/fracture jobs and/or far-out perforating (new completion technology) it is believed that we would be able to increase production and possibly access undeveloped reservoirs that could produce at significantly higher daily rates and overall total production.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 150,000,000 common shares, par value $.001 per share. On July 31, 2011, there were 62,064,677 common shares issued and outstanding.

Our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol "LBYE". Our shares have only experienced trading activity since March 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
July 31, 2011	$0.21	$0.10
April 30, 2011	$0.59	$0.16
January 31, 2011	$0.82	$0.50
October 31, 2010	$0.77	$0.27
July 31, 2010	$0.82	$0.25
April 30, 2010	$0.92	$0.79

January 31, 2010	N/A	N/A
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A

As of the date of this report we have 13 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, 2939 N 67 Place, Scottsdale, AZ 85251.

Recent Sales of Unregistered Securities

On July 19, 2010, we entered into a stock and warrant purchase agreement with one investor pursuant to which the investor agreed to lend up to $4,000,000 to us in multiple installments in exchange for units of the company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of Common Stock, for the five days immediately preceding the date of the Notice. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each Warrant shall entitle the Subscriber to purchase one additional share of Common Stock, at an exercise price equal to 125% of the Unit Price at which the Unit containing the Warrant being exercised was issued, for a period of three (3) years from the date such Warrant is issued.

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of October 31, 2011 we have issued a total of 1,589,677 shares of our company to Asia Pacific for a total cash amount of $850,000 under the terms of the above mentioned agreement.

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

We are an exploration stage company and have generated nominal revenues since inception and have incurred $513,336 in expenses through July 31, 2011. Our financial statements from inception (June 6, 2006) through the year ended July 31, 2011 report revenues of $26,778 and a net loss of $483,046. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas and are not recurring. We had expected to generate greater revenues from Dahlstrom lease. However, the well has undergone a significant work-over resulting in significant production downtime and decreased lease revenues for the year ended July 31, 2011. We expect that lease revenues from the Dalstrom lease increase upon completion of the work-over which is expected to be in 2012.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Dahlstrom, Lockhart leases and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

For the period of inception (June 6, 2006) through July 31, 2011, our total operating expenses were $513,336, which is comprised of operating costs of $16,034, professional fees of $69,777 and general and administrative expenses of $424,013. We expect that we will continue to generate operating losses for the foreseeable future.

Barring any additional overhead related to additional acquisitions, we expect that our future monthly operating expenses for 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

The following table provides selected financial data about our company for the periods ended July 31, 2011 and 2010.

		Year Ended
		July 31
		2011		2010
Revenue		$23,582		$3,196
Total Operating and G&A Expenses		$353,273		$111,572
Other Income (Expenses)	$	Nil	$	nil
Net Loss		$329,691		$108,376

Revenues

We earned nominal revenues of $23,582 during the year ended July 31, 2011 compared to $3,196 in the same period in fiscal 2010. The increase is due to production from the Lockhart and Dahlstrom leases.

General Administrative Expenses

Our general administrative expenses for the year ended July 31, 2011 and July 31, 2010 are outlined in the table below:

	Year Ended
	Jul-31
	2011	2010

Investor Relations	$30,000	$13,150

Public Relations Distributions	$13,656	$7,834

Directors Expenses	$42,142	$2,661

Transfer Agent Fees	$1,632	$1,665

The increase in operating expenses for the year ended July 31, 2011, compared to the same period in fiscal 2010, was mainly due increased operations, director's wages and investor relations.

Liquidity and Financial Condition

As of July 31, 2011, our total assets were $944,955 and our total current liabilities were $180,673 and we had a working capital deficit of $26,116. Our financial statements report a net loss of $329,691 for the year ended July 31, 2011, and a net loss of $483,046 for the period from June 6, 2006 (date of inception) to July 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At	At
	July 31, 2011	July 31, 2010
Net Cash (Used in) Provided by Operating Activities	$(172,449)	$(106,512)
Net Cash (Used In) Investing Activities	$(498,757)	$(238,824)
Net Cash Provided by Financing Activities	$750,000	$400,000
Cash (decrease) increase during the year	$78,793	$54,664

We had cash in the amount of $154,557 as of July 31, 2011 as compared to $75,764 as of July 31, 2010. We had a working capital deficit of $26,116 as of July 31, 2011 compared to working capital deficit of $251,179 as of July 31, 2010.

To date, our principal sources of funds have been from sales of our common stock.

Cash provided by financing activities since inception through July 31, 2011 was $1,191,000, from the sale of our shares of common stock.

PLAN OF OPERATION AND CASH REQUIREMENTS

Over the next 12 month period we intend to focus our efforts on production of our Texas projects and aggressive exploration and appraisal programs on our Texas projects. We are also constantly looking to acquire new properties with rework and development potential. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our oil and gas exploration and development business our shareholders will lose some or all of their investment and our business will likely fail.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative, and Corporate Expenses	$ 200,000
Operating Expenses	$ 150,000
Acquisitions & Exploration	$2,500,000
Redevelopment	$1,000,000
TOTAL	$3,850,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital.

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

SIGNIFICANT ACCOUNTING POLICIES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Liberty Energy, Corp
Houston, Texas

We have audited the accompanying balance sheet of Liberty Energy, Corp. (A Exploration Stage Company) as of July 31, 2011 and the related statement of operations, stockholders’ equity and cash flows for the year then ended and from June 6, 2006 (inception), to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year then ended July 31, 2010 were audited by other auditors whose report, dated August 20, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy, Corp., (A Exploration Stage Company) as of July 31, 2011, and the results of its operations and cash flows for the years then ended and from June 6, 2006 (inception), to July 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no significant operations, has generated nominal revenues since incorporation, and the Company’s present revenues are insufficient to meet operating expenses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/McConnell & Jones LLP
Houston, Texas

October 28, 2011

3040 Post Oak Blvd.,
Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

WWW.MCCONNELLJONES.COM

GEORGE STEWART, CPA
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Liberty Energy, Corp.

I have audited the accompanying balance sheet of Liberty Energy, Corp. (A Exploration Stage Company) as of July 31, 2010, and the related statement of operations, stockholders’ equity and cash flows for the year then ended and from June 6, 2006 (inception), to July 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy, Corp., (A Exploration Stage Company) as of July 31, 2010, and the results of its operations and cash flows for the year then ended and from June 6, 2006 (inception), to July 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
August 20, 2010

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
	As of	As of
	July 31,	July 31,
	2011	2010

Current Assets
Cash	$154,557	$75,764
Deposit	-	1,250
Accounts Receivable	-	342

Total Current Assets	154,557	77,356

Oil and Gas Properties, full cost method
Costs not subject to amortization	793,910	538,824
Accumulated impairments	(3,512)

Oil and Gas Properties, net	790,398	538,824

Total Assets	$944,955	$616,180

Current Liabilities
Accounts Payable	155,673	303,535
Loan Payable - related party	25,000	25,000

Total Current Liabilities	180,673	328,535

Long Term Liabilities

Asset Retirement Obligations	56,328	-

Total Long Term Liabilities Stockholders' Equity	56,328	-

Common stock, $0.001 par value, 150,000,000 shares authorized; 62,064,677, and 60,675,000 shares issued and outstanding as of July 31, 2011 and July 31, 2010 respectively	62,064	60,675
Additional paid-in capital	1,128,936	380,325
Deficit accumulated during exploration stage	(483,046)	(153,355)

Total Stockholders' Equity	707,954	287,645

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$944,955	$616,180

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

			June 6, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2011	2010	2011

Revenues

Revenues	$23,582	$3,196	$26,778

Operating Costs

Operating Costs	16,034	-	16,034
Impairment Expense	3,512		3,512
Gross Profit	4,036	3,196	10,744

General & Administrative Expenses
Professional Fees	27,803	19,878	69,777

General & Administrative Expenses	305,923	91,694	424,013

Total General & Administrative Expenses	(333,726)	(111,572)	(497,302)

Other Income/Expense
Gain from currency exchange			100

Net Income (Loss)	$(329,691)	$(108,376)	$(483,046)

Basic earnings per share	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding	61,344,753	60,386,164

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(329,691)	$(108,376)	$(483,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment Expense	3,512		3,512
Other	141
Changes in operating assets and liabilities:
Accounts Receivable	342	(342)	-
Deposit	1,250	(1,250)	-
Accounts Payable	151,997	3,455	155,672

Net cash provided by (used in) operating activities	(172,450)	(106,512)	(323,862)

CASH FLOWS FROM INVESTING ACTIVITIES

Addition of Oil and Gas Properties	(498,757)	(238,824)	(737,581)

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	(498,757)	(238,824)	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	750,000	375,000	1,191,000

Loan Payable - related party	-	25,000	25,000

Net cash provided by (used in) financing activities	750,000	400,000	1,216,000

Net increase (decrease) in cash	78,793	54,664	154,557

Cash at beginning of period	75,764	21,100	-

Cash at end of year	$154,557	$75,764	$154,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Non Cash Activity

ARO Assets	56,328	$-

Addition (Reversal) of Oil and Gas Assets through Notes	(300,000)	300,000

	$(243,672)	$300,000

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Changes in Equity

				Defecit
				Acumulated
		Common	Additional	During
		Stock	Captial Pain-in	Exploration
	Common Stock	Amount	Captial	Stage	Total

Balance, June 6, 2006	0	0	0	0	0

Stock issued for cash on June 6, 2006 @ $0.001 per share	30,000,000	$30,000	-$24,000		$6,000
					.
Net Loss, July 31, 2006				-$615	-$615

Balance, July 31, 2006	30,000,000	30,000	-24,000	-615	5,385

Stock Issued for cash on December 4, 2006 @ $0.002 per share	30,000,000	$30,000	$30,000		$60,000

Net Loss, July 31, 2007				-$14,239	-$14,239

Balance, July 31, 2007	60,000,000	60,000	6,000	-14,854	51,146

Net Loss, July 31, 2008				-$17,113	-$17,113

Balance, July 31, 2008	60,000,000	60,000	6,000	-31,967	34,033

Net Loss, July 31, 2009				-$13,013	-$13,013

Balance, July 31, 2009	60,000,000	60,000	6,000	-44,980	21,020

Stock issued for cash on September 8, 2009 @ $0.50 per share	400,000	$400	$199,600		$200,000

Stock issued for cash on April 8, 2010 @ $1.000 per share	75,000	$75	$74,925		$75,000

Stock issued for cash on June 6, 2010 @ $0.50 per share	200,000	$200	$99,800		$100,000

Net Loss, July 31, 2010				-108,516	-$108,516

				141	$141

Balance, July 31, 2010	60,675,000	60,675	380,325	-153,355	287,645

Stock Issued for cash on August 27, 2010 @ $0.59 per share	211,864	$212	$124,788		$125,000

Stock Issued for cash on September 28, 20 @ $0.65 per share	115,384	$115	$74,885		$75,000

Stock Issued for cash on October 29, 2010 @ $0.53 per share	94,340	$94	$49,906		$50,000

Stock Issued for cash on December 8, 2010 @ $0.53 per share	169,492	$169	$99,831		$100,000

Stock Issued for cash on February 14, 2011 @ $0.50 per share	150,000	$150	$74,850		$75,000

Stock Issued for cash on March 3, 2011 @ $0.50 per share	200,000	$200	$99,800		$100,000

Stock Issued for cash on April 25, 2011 @ $0.50 per share	150,000	$150	$74,850		$75,000

Stock Issued for cash on July 26, 2011 @ $0.50 per share	300,000	$300	$149,700		$150,000

Net Loss, July 31, 2011				(329,691)	(329,691)
Adjustment of share to AP	(1,403)	-1.4	1.4		0
Balance, July 31, 2011	62,064,677	62,064	1,128,936	(483,046)	707,954

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the “Company”) was incorporated on June 6, 2006 under the laws of the State of Nevada. The Company is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced almost no revenues and will continue to report as an exploration stage company until significant revenues are produced. The Company’s principal activity is the exploration and development of oil and gas properties. Properties are located in the United States of America and Bulgaria.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

As discussed in Note 2 the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and requires capital for its future operational activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition to profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within the Company’s balance sheets.

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.

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

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Fair Value of Financial Instruments

ASC No. 825-50-10-1, "Financial Instruments – Overall Disclosure", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and account payable which due to their short term nature approximate fair value.

NOTE 4 - Unevaluated Oil and Gas Properties

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

Anton lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the company after discussions with their operators, geologists and based on historical data it would not be cost effective to pursue the well therefore the lease was allowed to lapse. In connection with the lapse $3,512 of leasehold cost were impaired and expensed as all our properties are not currently subject to amortization.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

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

Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract was delayed pending notification from his estate. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the $100,000 which were forwarded to Mr. Athens for this acquisition. Oil and gas properties and notes payable were both reduced by $300,000 in accordance with the revised agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of July 31, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2011, a loan payable in the amount of $25,000 was due Ian A. Spowart (a director) of which the loan is non-interest bearing with no specific repayment terms.

Our Company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our Company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – STOCK TRANSACTIONS

On April 8, 2010 we issued 75,000 shares of our common stock at $1.00 per share to one investor pursuant to a share issuance agreement. On July 22, 2010, we issued 200,000 shares of our common stock at $0.50 per share to the same investor.

On July 19, 2010, we entered into a stock and warrant purchase agreement with Asia-PacificCapitalLtd.pursuant to which the investor agreed to lend up to $4,000,000 to us in multiple installments in exchange for units of the company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of Common Stock, for the five days immediately preceding the date of the Notice. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each Warrant shall entitle the Subscriber to purchase one additional share of Common Stock, at an exercise price equal to 125% of the Unit Price at which the Unit containing the Warrant being exercised was issued, for a period of three (3) years from the date such Warrant is issued.

LIBERTY ENERGY CORP.
(f/k/a DMA MINERALS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of October 31, 2011 we have issued a total of 1,589,677 shares of our company to Asia Pacific for a total cash amount of $850,000 under the terms of the above mentioned agreement.

As at October 31, 2011 and as part of the agreement with our main investor, the Company issued 2,384,516 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have an term of three years on have a remaining contractual life of 2.43 years as of July 31,2011. As of July 31,2011 no warrants had been exercised.

NOTE 9 – INCOME TAXES

As of July 31, 2011, the Company had federal net operating loss carryforwards of approximately $483,046, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of July 31, 2011 are as follows:

Federal net operating loss (@ 34%)		$164,236
Less: valuation allowance		(164,236)
Net deferred tax asset	$	---

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 23, 2011, we engaged new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to McConnell & Jones, LLP. Accordingly, we dismissed ABBM Group, Ltd LLP on September 23, 2011.

ABBM Group, Ltd LLP had not issued any audit reports or other opinions. There were no disagreements with ABBM Group, Ltd LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

We have engaged the firm of McConnell & Jones, LLP, as of September 20, 2011. During the last two fiscal years and subsequent interim periods preceding their engagement, McConnell & Jones, LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports may not be accumulated and communicated to our management, including our principal executive and financial officer so to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Management is committed to improving its disclosure controls and in the interim will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and disclosure responsibilities,

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian Spowart	President, Chief Executive Officer and Director	46	September 8, 2009
Daniel Martinez- Atkinson	Secretary, Treasurer, Chief Financial Officer and Director	28	June 6, 2006

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

Daniel Martinez-Atkinson - Secretary, Treasurer, Chief Financial Officer and a Director

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

Mr, Martinez-Atkinson obtained an ACA, Associate of Chartered Accounts in 2010, an MA Corporate Strategy and Governance and Bsc Hons, Operations Management in 2006 and 2005 respectively.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.        A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.        Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.        Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.        Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.        Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.        Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.        Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended July 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ian Spowart, President, Chief Executive Officer and Director(1)	2011 2010	78,000 32,500	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	78,000 32,500
Daniel Martinez- Atkinson, Chief Financial Officer, Treasurer, Secretary and Director(2)	2011 2010	60,500 25,000	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	60,500 25,000

(1)	Mr. Spowart was appointed as the President, Chief Executive Officer and a director of our company on September 8, 2009.

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

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2011.

OPTION EXERCISES

During our Fiscal year ended July 31, 2011 there were no options exercised by our named officers.

OUTSTAINDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding equity awards.

STOCK OPTIONS/SAR GRANTS

During the period from inception (June 6, 2006) to July 31, 2011, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended July 31, 2011 or July 31, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2011.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to July 31, 2011.

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

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011.

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

The following table sets forth, as of October 28, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian Spowart 34 Hampton Road, Town Moor Doncaster, UK, DN2 5DG,	15,400,000	25.50%
Daniel Martinez-Atkinson Mill House, Thornton Le Clay, York, UK, YO60 7TJ	15,000,000	24.83%
Directors and Executive Officers as a Group(1)	30,400,000 common shares	50.33%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 28 2011. As of October 28, 2011, there were 620,646,77shares of our company’s common stock issued and outstanding.

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

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2011 ($)	2010 ($)
Audit Fees	14,400	6,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	14,400	6,000

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

LIBERTY ENERGY CORP.
Date: November 9, 2011	/s/ Ian Spowart
Ian Spowart
President, and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: November 9, 2011	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Spowart	President and Director	Date: November 9, 2011
Ian Spowart

	Secretary, Treasurer, Chief Financial	Date: November 9, 2011
/s/ Daniel Martinez-Atkinson	Officer and Director
Daniel Martinez-Atkinson