Form 10-Q
period 2011-10-31
LIBERTY ENERGY CORP.
filed 2011-12-13
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2011.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

     333-138107

(Commission file number)

LIBERTY ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	205024859	713.353.4700
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX
(Address of principal executive offices)

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

[X] YES [ ] NO

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
[X] YES [ ] NO

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
62,895,399 common shares issued and outstanding as of December 13, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

	As of	As of
	October 31,	July 31,
	2011	2011
ASSETS
Current Assets
Cash	$10,938	$154,557
Total Current Assets	10,938	154,557

Oil and Gas Properties, full cost method
Costs not subject to amortization	782,964	793,910
Accumulated depletion	(3,512)	(3,512)
Oil and Gas Properties, net	779,452	790,398

Total Assets	$790,389	$944,955

Current Liabilities
Accounts Payable	47,382	155,673
Loan Payable - related party	-	25,000
Total Current Liabilities	47,382	180,673

Long Term Liabilities
Asset Retirement Obligations	56,328	56,328

Total Long Term Liabilities	56,328	56,328
Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized;
62,114,677 and 62,064,677 shares issued and outstanding
as of October 31, 2011 and July 31, 2011 respectively	62,115	62,064
Additional paid-in capital	1,178,885	1,128,936
Deficit accumulated during exploration stage	(554,320)	(483,046)

Total Stockholders' Equity	686,680	707,954

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$790,389	$944,955

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2011	2010	2011
Revenues
Revenues	$-	$-	$26,778

Operating Costs
Operating Costs	6,286	-	22,320
Impairment Expense	-		3,512
Gross Profit	(6,286)	-	946

General & Administrative Expenses
Professional Fees	10,579	5,750	80,357

General & Administrative	54,409	75,406	475,009

Total General & Administrative Expenses	64,988	81,156	555,366

Other Income/Expense
Gain from currency exchange			100
Net Income (Loss)	$(71,274)	$(81,156)	$(554,320)

Basic earnings per share	$(0.00)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	62,083,358	60,870,247

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(71,274)	$(81,156)	$(554,320)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-		3,512

Changes in operating assets and liabilities:
Accounts Receivable	-	342	-
Deposit	-	1,250	-
Accounts Payable	(108,291)	14,108	47,382
Net cash provided by (used in) operating activities	(179,565)	(65,457)	(503,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties	10,946	(209,985)	(726,635)
Acquisition of equipment	-	-	-
Net cash provided by (used in) investing activities	10,946	(209,985)	(726,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	250,000	1,241,000
Loan Payable - related party		-
Net cash provided by (used in) financing activities	25,000	250,000	1,241,000

Net increase (decrease) in cash	(143,619)	(25,442)	10,938
Cash at beginning of period	154,557	75,764	-
Cash at end of period	$10,938	$50,323	$10,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Activity
Related Party Debt Forgiven	25,000		25,000

ARO Assets		$-	56,328
Addition (Reversal) of Oil and Gas Assets through Notes		-	(300,000)
Total Non Cash Activity	$25,000	$-	(218,672)

See Notes to Financial Statements

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2011

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

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared assuming that future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. Continuing as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and requires capital for its future operational activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition to profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2011

Oil and gas properties

The Company follows the full-cost method of accounting for oil and natural gas properties.  Under this method, all costs incurred in the exploration, acquisition and development, including unproductive wells, are capitalized in separate cost centers for each country.  Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

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

October 31, 2011

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

Anton lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the company after discussions with their operators, geologists and based on historical data it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse $3,512 of leasehold cost were written off.

Bulgaria Project

On September 22, 2009, we entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. We agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) in the A-Lovech exploration black in Bulgaria for a total price of $400,000. The payments and assignments are payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement.

Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract was delayed pending notification from his estate. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the $100,000 which was forwarded to Mr. Athens for this acquisition. Oil and gas properties and notes payable were both reduced by $300,000 in accordance with the revised agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of October 31, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 27, 2011, Ian A. Spowart agreed to forgive debts outstanding to him totalling $25,000, which has been recorded as contributed capital.

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

October 31, 2011

718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 19, 2010, we entered into a stock and warrant purchase agreement with Asia-Pacific Capital Ltd. Pursuant to which the investor agreed to lend up to $4,000,000 to us in multiple installments in exchange for units of the company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of Common Stock, for the five days immediately preceding the date of the Notice. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each Warrant shall entitle the Subscriber to purchase one additional share of Common Stock, at an exercise price equal to 125% of the Unit Price at which the Unit containing the Warrant being exercised was issued, for a period of three (3) years from the date such Warrant is issued.

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

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $25,000

As of October 31, 2011 and as part of the agreement with our main investor, the Company has issued 2,459,516 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have a remaining contractual life of 2.91 years as of October 31, 2011. As of October 31, 2011 no warrants had been exercised.

NOTE 8 – SUBSEQUENT EVENTS

On November 23, 2011, the Company entered into an amending agreement to the share issuance agreement (the “Amending Agreement”) to modify the share issuance agreement originally entered into with Asia Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement is deleted and replaced with the following:

“UNIT PRICE” means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share.

Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On November 28, 2011 the Company issued a total of 830,722 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $45,000.

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

On September 22, 2009 we entered into a purchase and sales agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) interest in the A-Lovech exploration block in Bulgaria. On October 1, 2009, we entered into an asset purchase and sale agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas.

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of October 31, 2011 we have issued a total of 1,591,080 shares of our company to Asia Pacific for a total cash amount of $850,000 under the terms of the above mentioned agreement.

On November 23, 2011, the Company entered into an amending agreement to the share issuance agreement (the “Amending Agreement”) to modify the share issuance agreement originally entered into with Asia Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2011 which are included herein.

Three month period ending October 31, 2011 and 2010 and inception (June 6, 2006) to October 31, 2011

		Three		Three	June 6, 2006
		Months		Months	(Inception)
		Ended		Ended	through
		October 31,		October 31,	October 31,
		2011		2010	2011
Revenues	$	Nil	$	Nil	$26,778
Expenses		$(64,988)		$(81,156)	$(558,878)
Net Loss		$(60,328)		$(81,156)	$(543,374)

Expenses

Our total expenses for the three month period ended October 31, 2011 and 2010 and inception (June 6, 2006) to October 31, 2011 are outlined in the table below:

				June 6,
	Three		Three	2006
	Months		Months	(Inception)
	Ended		Ended	through
	October 31,		October 31,	October 31,
	2011		2010	2011
Operating Costs	$6,286	$	Nil	$22,320
Professional fees	$10,579		$5,750	$80,357
General and administrative	$54,409		$75,406	$478,521

Total expenses for the three months ended October 31, 2011, decreased by $9,882 as compared to 2010. The decrease was primarily as a result of a decrease in general and administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At October 31,	At July 31,	Percentage
	2011	2011	Increase(Decrease)
Current Assets	$10,938	$154,557	(92.92)%
Current Liabilities	$47,382	$180,673	(73.75)%
Negative Working Capital	$(36,444)	$(26,116)	28.34%

Cash Flows	Three	Three
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(179,565)	$(66,457)
Net Cash Provided by (Used In) Investing Activities	$10,946	$(209,985)
Net Cash Provided by Financing Activities	$25,000	$250,000
Net Increase In Cash During The Period	$(143,619)	$(25,442)

Changes in cash flow reflect a decrease in accounts payable, no current capital outlays this fiscal year and a decrease in the amount of capital raised.

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

Application of Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2011 we issued a total of 50,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $25,000. We have issued all of these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

As at October 31, 2011 and as part of the agreement with our main investor, we issued 2,459,516 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years. We have issued all of these securities to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

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

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: December 13, 2011	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 13, 2011	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )