Form 10-Q/A
period 2011-10-31
LIBERTY ENERGY CORP.
filed 2012-01-26
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:   Our company is filing this Form 10-Q/A for the period ended October 31, 2011 to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was a not a “Shell Company” at the date of filing the Form 10-Q. The above described changes had no affect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on December 13, 2011, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

*

Filed herewith

**

Previously filed on Form 10-Q, filed on December 13, 2011.   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
(Registrant)

Dated: January 26, 2012	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 26, 2012	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )