Form 10-Q
period 2012-01-31
LIBERTY ENERGY CORP.
filed 2012-03-13
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2012.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-54596

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
87,718,831 common shares issued and outstanding as of March 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month period ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS
	As of	As of
	January 31,	July 31,
	2012	2011

Current Assets
Cash	$4,451	$154,557

Accounts Receivable	25,000	-

Total Current Assets	29,451	154,557

Oil and Gas Properties, full cost method
Costs not subject to amortization	782,964	793,910
Accumulated depletion	(3,512)	(3,512)

Oil and Gas Properties, net	779,452	790,398

TOTAL ASSETS	$808,903	$944,955

Current Liabilities
Accounts Payable	56,088	155,673
Loan Payable - related party	-	25,000

Total Current Liabilities	56,088	180,673

Long Term Liabilities
Asset Retirement Obligations	56,328	56,328

Total Long Term Liabilities	56,328	56,328

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized;
63,363,385 and 62,064,677 shares issued and outstanding
as of January 31, 2012 and July 31, 2011respectively	63,363	62,064
Additional paid-in capital	1,247,637	1,128,936
Deficit accumulated during exploration stage	(614,513)	(483,046)

Total Stockholders' Equity	696,487	707,954
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$808,903	$944,955

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

					June 6, 2006
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

Revenues

Revenues	$-	$-	$-	$-	$26,778

Operating Costs

Operating Costs	6,593	3,689	12,879	4,979	28,913
Impairment Expense	-	-		-	3,512
Gross Profit	(6,593)	(3,689)	(12,879)	(4,979)	(5,647)

General & Administrative Expenses
Professional Fees	8,778	5,314	19,601	11,064	89,378

General & Administrative	44,822	74,826	98,987	145,083	519,588

Total General & Administrative Expenses	(53,600)	(80,140)	(118,588)	(156,147)	(608,966)

Other Income/Expense
Gain from currency exchange					100
Net Income (Loss)	$(60,193)	$(83,829)	$(131,467)	$(161,126)	$(614,513)

	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic earnings per share

Weighted average number of	62,724,419	61,034,050	62,403,725	61,034,050
common shares outstanding

See Notes to Financial Statements

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows

			June 6, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(131,467)	$(161,126)	$(614,513)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-		3,512
Changes in operating assets and liabilities:
Accounts Receivable	(25,000)	341	(25,000)
Deposit	-	1,250	-
Accounts Payable	(88,639)	30,024	67,033

Net cash provided by (used in) operating activities	(245,106)	(129,511)	(568,968)

CASH FLOWS FROM INVESTING ACTIVITIES

Addition of Oil and Gas Properties	-	(224,815)	(737,581)

Net cash provided by (used in) investing activities	-	(224,815)	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	95,000	349,975	1,286,000
Loan Payable – Related Party	-	-	25,000

Net cash provided by (used in) financing activities	95,000	349,975	1,311,000

Net increase (decrease) in cash	(150,106)	(4,351)	4,451

Cash at beginning of period	154,557	75,764	-

Cash at end of period	$4,451	$71,413	$4,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Non Cash Activity
Related Party Debt Forgiven	$25,000	-	25,000
Discount on Oil & Gas Properties	10,946	-	10,946
ARO Assets		-	56,328
Addition (Reversal) of Oil and Gas Assets through Notes		-	(300,000)
Total Non Cash Activity	$35,946	$-	$(207,726)

See Notes to Financial Statements

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

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

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared assuming that future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. Continuing as a going concern, the Company  contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and requires capital for its future operational activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition to profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

January 31, 2012

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

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES

On October 1, 2009, the Company entered into a lease purchase and sale agreement with Trius Energy LLC, a Texas corporation, to acquire four oil and gas leases in Texas for $125,000. The interests consist of a 100% WI (Working Interest) at a 75% NRI (Net Revenue Interest) in the Dahlstrom Lease, 2% WI at 75% NRI in the Ratliff Lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of two leases, the Anton Lease (1 tract) and Alexander Lease (3 tracts).

Ratliff Lease

The Ratliff Lease in Jackson County, Texas currently has four wells on it, and has spacing to drill another well. The Company will conduct geological studies to ascertain the risk and worth of such expenditure. The Company is also interested in the redevelopment of the four existing wells. Three of the wells are expected to be viable for economic production of oil and gas, and the 4th is also permitted to facilitate a commercial disposal facility. The three wells expected to produce oil and gas, and the disposal well require various work to be completed.

Lockhart Northeast Project

Lockhart Northeast Project in Caldwell County, Texas (two leases) consists of four land tracts containing eight wells, spread over roughly 848 acres. Five of the wells are re-entry wells, and there are three shut in wells. With the amount of acreage held, the operator has informed the Company that we are able to space a further 282 new wells.

Anton Lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse $3,512 of leasehold cost were written off.

Bulgaria Project

On September 22, 2009, the Company entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. The Company agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) in the A-Lovech exploration block in Bulgaria for a total price of $400,000. The payments and assignments are payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of January 31, 2012.

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

January 31, 2012

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

On July 19, 2010, the Company entered into a stock and warrant purchase agreement with Asia-Pacific Capital Ltd. Pursuant to which the investor agreed to lend up to $4,000,000 to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of common stock, for the five days immediately preceding the date of receipt of notice from the Company for the advance of funds from Asia-Pacific Capital Ltd. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each warrant shall entitle Asia-Pacific Capital Ltd. to purchase one additional share of common stock, at an exercise price equal to 125% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three (3) years from the date such warrant is issued.

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing the Company with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of January 31, 2012 the Company has issued a total of 2,888,385 shares to Asia-Pacific for a total cash amount of $945,000 under the terms of the above mentioned agreement.

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $25,000.

On November 23, 2011, the Company entered into an amending agreement to the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement is deleted and replaced with the following:

“UNIT PRICE” means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share.”

Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On November 28, 2011 the Company issued a total of 830,722 shares of common stock to a private investor for cash in the amount of $0.05 per share for a total of $45,000.

On January 24, 2012 the Company issued a total of 417,986 shares of common stock to a private investor for cash in the amount of $0.06 per share for a total of $25,000.  This balance is still outstanding from the investor as of January 31, 2012 and is reflected in the receivable balance.

As of January 31, 2012 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company issued 4,332,577 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have a remaining contractual life of 2.40 years as of January 31, 2012. As of January 31, 2012 no warrants had been exercised.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

reportable subsequent events to be disclosed as follows:

On February 15, 2012 the Company issued advance notice to and received the funds from Asia-Pacific Capital Ltd. of $25,000. The Company issued 200,011 units consisting of (i) one share of the Company’s common stock and (ii) one and a half share purchase warrant that entitles the Asia-Pacific Capital Ltd. to purchase one additional share of common stock exercisable at 125% of the unit per share expiring three (3) years from the date such warrant is issued.

On February 22, 2012, Liberty Energy Corp. (“we”, “us”, “our”) entered into and closed a lease acquisition agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to us are three year leases to the following properties:

A 100% working interest in 2 separate properties equalling approximately 300 acres of exploration property located in Bastrop Town Tract, Abstract No. 11, Bastrop County, TX and the T. J. Hardeman Survey A 203, in Bastrop County, Texas.

A 100% working interest in 5 separate properties equalling approximately 622 acres of exploration property located in Sampson Connell Survey, A-63, Caldwell County, TX, the G. W. James Survey, Caldwell County, TX, the Jasper Gilbert Survey, Caldwell County, TX and the A100 Evans, Wistar, Caldwell County, TX.

A 100% working interest in a property equalling approximately 112 acres of exploration property located in the N. W. 1/4 of Section 24, Block 2, H & C. R. R. Co., Survey, Eastland County, TX.

A 100% working interest in an approximately 5 acre oil and gas property called the Dillon Hall property located in the Gerron Hinds League in Caldwell County, Texas. The Dillon Hall property is not currently producing, and though it holds an existing well, that well requires a work-over to be put back into production.

In consideration for the above leases we issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder. The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

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

On September 22, 2009 we entered into a purchase and sales agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) interest in the A-Lovech exploration block in Bulgaria. Mr. Athens passed away between the date the contract was executed and full payment was made. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between our company and William C. Athens. Under the terms of the agreement our company shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the $100,000 which was forwarded to Mr. Athens for this acquisition. Oil and gas properties and notes payable were both reduced by $300,000 in accordance with the revised agreement.

On October 1, 2009, we entered into an asset purchase and sale agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas to acquire four oil and gas leases in Texas for

$125,000. The interests consist of a 100% WI (Working Interest) at a 75% NRI (Net Revenue Interest) in the Dahlstrom Lease, 2% WI at 75%NRI in the Ratliff Lease and 100% WI at a 70% NRI in the Lockhart Project, consisting of two leases, the Anton Lease (1 tract) and Alexander Lease (3 tracts).

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

On July 19, 2010, we entered into a share issuance agreement with Asia-Pacific Capital Ltd. whereby Asia-Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia-Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia-Pacific under the terms of the agreement, we will issue to units of our securities to Asia-Pacific. Each unit shall consist of one share of the common stock of our company and one and a half share purchase warrant. The number of units of our company are determined at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock, for the five banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia-Pacific. Each warrant shall entitle the holder to purchase one additional share of common stock at an exercise price of 125% of the unit price upon issue and for a period of three years.

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of January 31, 2012 we have issued a total of 3,088,396 shares of our company to Asia-Pacific for a total cash amount of $970,000 under the terms of the above mentioned agreement.

On November 23, 2011, we entered into an amending agreement to the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms of the Unit Price within the original agreement.  Accordingly, the unit price has been amended to mean a price equal 95% of the volume weighted average of the closing price of common stock for the 10 banking days immediately preceding the date of the advance notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2012 which are included herein.

Three and six month periods ending January 31, 2012 and 2011 and from June 6, 2006 (inception) to January 31, 2012

		Three Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,		Six Months Ended January 31,	June 6, 2006 (Inception) through January 31, 2012

		2012		2011		2012		2011
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$26,778
Expenses		$(60,193)		$(83,829)		$(131,467)		$(161,126)	$(641,391)
Net Loss		$(60,193)		$(83,829)		$(131,467)		$(161,126)	$(614,513)

Expenses

Our total expenses for the three and six month periods ended January 31, 2012 and 2011 and June 6, 2006 (inception) to January 31, 2012 are outlined in the table below:

	Three	Three	Six	Six	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012
Operating Costs	$6,593	$3,689	$12,879	$4,979	$28,913
Professional fees	$8,778	$5,314	$19,601	$11,064	$89,378
General and administrative	$44,822	$74,826	$98,987	$145,083	$519,588

Total expenses for the three and six months ended January 31, 2012, decreased by $26,540 and $37,559, respectively, as compared to the three and six months ended January 31, 2011. The decrease was primarily as a result of a decrease in professional and general and administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At January 31,	At July 31,	Percentage
	2012	2011	Increase/Decrease
Current Assets	$29,451	$154,557	81%
Current Liabilities	$56,088	$180,673	69%
Working Capital	$(26,637)	$(26,116)	2%

Cash Flows	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$(245,106)	$(129,511)
Net Cash Provided by (Used In) Investing Activities	$-	$(224,815)
Net Cash Provided by Financing Activities	$95,000	$349,975
Net Increase (Decrease) In Cash During The Period	$(150,106)	$(4,351)

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As our company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 28, 2011 we issued a total of 830,722 shares of common stock to a private investor for cash in the amount of $0.05 per share for a total of $45,000. We have issued all of these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On January 24, 2012 we issued a total of 417,986 shares of common stock to a private investor for cash in the amount of $0.06 per share for a total of $25,000. We have issued all of these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

As at January 31, 2012 and as part of the share issuance agreement, as amended, with our main investor, we issued 4,332,577 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years. We have issued all of these securities to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.2	By-laws (Incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.3	Certificate of Change with respect to the forward stock split (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.4	Certificate of Amendment with respect to the change of name (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.5	Certificate of Change with respect to the reduction of authorized capital (Incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
(10)	Material Contracts
10.1	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.2	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.3	Assignment and Bill of Sale between our company and Phoenix Oil & Gas LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.4	Assignment and Bill of Sale between our company and Trius Operations LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.5	Assignment and Bill of Sale between our company and Trius Energy LLC dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.6	Purchase and Sale Agreement between our company and William C. Athens dated March 30, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.7	Share Issuance Agreement between Asia-Pacific Capital Ltd. and our company dated July 19, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on August 18, 2010).
10.8

Letter Agreement to amend Share Issuance Agreement between our company and Asia-Pacific Capital Ltd. dated March 8, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011).

10.9	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP.
(Registrant)

Dated: March 13, 2012	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 13, 2012	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )