Form 10-Q
period 2012-04-30
LIBERTY ENERGY CORP.
filed 2012-06-14
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2012.

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
88,527,224 common shares issued and outstanding as of June 14, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

19

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

20

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Mining Safety Disclosures

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month period ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS

	As of	As of
	April 30,	July 31,
	2012	2011
	(Unaudited)

Current Assets
Cash	$600	$154,557

Total Current Assets	600	154,557

Oil and Gas Properties, full cost method
Costs not subject to amortization	4,056,450	793,910
Allowance for impairment	(3,512)	(3,512)

Oil and Gas Properties, net	4,052,938	790,398

Total Assets	$4,053,538	$944,955

Current Liabilities
Accounts Payable	36,550	155,673
Loan Payable - related party	-	25,000

Total Current Liabilities	36,550	180,673

Long Term Liabilities
Asset Retirement Obligations	56,328	56,328

Total Long Term Liabilities	56,328	56,328

Stockholders' Equity

Common stock, $0.001 par value, 150,000,000 shares
authorized; 88,119,866 and 62,064,677 shares issued
and outstanding as of April 30, 2012 and
July 31, 2011, respectively	88,120	62,064
Additional paid-in capital	4,571,366	1,128,936
Deficit accumulated during exploration stage	(698,826)	(483,046)

Total Stockholders' Equity	3,960,660	707,954

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$4,053,538	$944,955

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	Three				June 6, 2006
	Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012
Revenues
Revenues	$-	$15,403	$-	$15,403	$26,778

Operating Costs

Operating Costs	7,573	5,535	20,453	10,514	36,487
Impairment Expense	-	-		-	3,512
Gross Profit	(7,573)	9,868	(20,453)	4,889	(13,221)

General & Administrative Expenses
Professional Fees	13,366	10,562	32,966	21,626	102,744
General & Administrative	63,374	89,668	162,361	239,755	582,861
Total General & Administrative Expenses	(76,740)	(100,230)	(195,327)	(261,381)	(685,605)

Net Income (Loss)	$(84,313)	$(90,362)	$(215,780)	$(256,492)	$(698,826)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	81,959,072	61,079,103	62,719,566	61,079,103

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP. (An Exploration Stage Company)
Statement of Cash Flows (Unaudited)
			June 6, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(215,780)	$(256,492)	$(698,826)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-	3,512	3,512
Other	-
Changes in operating assets and liabilities:
Accounts Receivable		342	-
Deposit	-	1,250	-
Accounts Payable	(108,177)	(196,279)	47,495

Net cash (used in) operating activities	(323,957)	(447,667)	(647,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties	-	(127,059)	(737,581)

Net cash (used in) investing activities	-	(127,059)	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	170,000	599,975	1,386,000

Net cash provided by financing activities	170,000	599,975	1,386,000

Net increase (decrease) in cash	(153,957)	25,249	600

Cash at beginning of period	154,557	75,764	-

Cash at end of period	$600	$101,013	$600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non Cash Activity
Related party shares issued	25,000		25,000
Discount given on purchase of O&G property	10,946		10,946
Leases acquired through issuance of stock	3,273,486		3,273,486
ARO assets		$-	56,328
Reversal of Oil and Gas Assets through Notes		-	(300,000)
Total Non Cash Activity	$3,309,432	$-	3,065,760

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

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

The results of operations for the nine months ended April 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

April 30, 2012

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

The capitalized costs of oil and gas properties in each cost center are amortized on a composite unit of production method based on future gross revenues from proved reserves.  Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs.  A gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved.  Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.  If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

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

April 30, 2012

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

The Anton Lease, which makes up one of the above mentioned tracts contained 1 shut-in well. The Company allowed this lease to lapse on January 9, 2011. It was determined by our company, after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well and therefore the lease was allowed to lapse.  In connection with the lapse, $3,512 of leasehold costs were written off.

Bulgaria Project

On September 22, 2009, the Company entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. The Company agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) in the A-Lovech exploration block in Bulgaria for a total price of $400,000. The payments and assignments were payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement.

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

Langold Acquisition

On February 22, 2012, the Company entered into and closed a lease acquisition agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to the Company are three year leases to the following properties:

A 100% working interest in 2 separate properties equaling approximately 300 acres of exploration property located in Bastrop Town Tract, Abstract No. 11, Bastrop County, TX and the T. J. Hardeman Survey A 203, in Bastrop County, Texas.

A 100% working interest in 5 separate properties equaling approximately 622 acres of exploration property located in Sampson Connell Survey, A-63, Caldwell County, TX, the G. W. James Survey, Caldwell County, TX, the Jasper Gilbert Survey, Caldwell County, TX and the A100 Evans, Wistar, Caldwell County, TX.

A 100% working interest in a property equaling approximately 112 acres of exploration property located in the N. W. 1/4 of Section 24, Block 2, H & C. R. R. Co., Survey, Eastland County, TX.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

A 100% working interest in an approximately 5 acre oil and gas property called the Dillon Hall property located in the Gerron Hinds League in Caldwell County, Texas. The Dillon Hall property is not currently producing, and though it holds an existing well, that well requires a work-over to be put back into production.

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal to the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. In relation to the acquisition of these leases, $3.3 million was capitalized as oil and gas properties based upon the fair value of the stock consideration granted. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of April 30, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 27, 2011, Management agreed to forgive debt outstanding to Ian A. Spowart totalling $25,000, which has been recorded as contributed capital.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – STOCK TRANSACTIONS

On July 19, 2010, the Company entered into a stock and warrant purchase agreement with Asia-Pacific Capital Ltd. Pursuant to which the investor agreed to lend up to $4,000,000 to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the volume-weighted average of the closing price of common stock, for the five days immediately preceding the date of receipt of notice from the Company for the advance of funds from Asia-Pacific Capital Ltd (see amendment to unit price below). Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each warrant shall entitle Asia-Pacific Capital Ltd. to purchase one additional share of common stock, at an exercise price equal to 125% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three (3) years from the date such warrant is issued.

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing the Company with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of April 30, 2012 the Company has issued a total of 3,489,431 shares to Asia-Pacific for a total cash amount of $1,020,000 under the terms of the above mentioned agreement.

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to a private investor for cash in the amount of $0.50 per share for a total of $25,000.

On November 23, 2011, the Company amended the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement is deleted and replaced with the following:

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

“UNIT PRICE” means a price equal to 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share.

Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On November 28, 2011 the Company issued a total of 830,722 shares of common stock to Asia-Pacific for cash in the amount of $0.05 per share for a total of $45,000.

On January 24, 2012 the Company issued a total of 417,986 shares of common stock to Asia-Pacific for cash in the amount of $0.06 per share for a total of $25,000.

On February 15, 2012 the Company issued a total of 200,011 shares of common stock to Asia-Pacific for cash in the amount of $0.12 per share for a total of $25,000.

On February 22, 2012, the Company entered into and closed a lease acquisition agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. In consideration for the above leases the Company issued 24,155,435 restricted shares of its common stock to Langold, a non-US shareholder.  The restricted shares were valued equal to the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Mr. Gawith will provide consulting services in regards to our company’s management and operations.  As compensation, our company has agreed to pay cash remuneration to Mr. Gawith for these services pursuant to invoices to be rendered on a monthly basis by Mr. Gawith.  Mr. Gawith will be paid at a rate of US $500 per day, pro-rated for the amount of time spent on our company’s business during each day and share remuneration of 25,000 shares on a quarterly basis during the term of the agreement. On June 11, 2012, 25,000 shares were issued for the services provided for the three months.

On March 21, 2012 the Company issued a total of 401,035 shares of common stock to a private investor for cash in the amount of $0.12 per share for a total of $50,000.

As of April 30, 2012 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company issued 5,236,473 warrants along  with the common stock issued to them.  The warrants issued have an exercise price of 125% of the unit price at which the unit containing the warrant being exercised was issued. All warrants are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 2.02 years as of April 30, 2012. As of April 30, 2012 no warrants had been exercised.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On May 22, 2012 the Company submitted a draw down request toAsia-Pacific Capital Ltd. of $35,000. However, the Company has not received the funds as of the report date. In connection to such the Company issued 382,404 units consisting of (i) one share of the Company’s common stock and (ii) one and a half share purchase warrant that entitles the Asia-Pacific Capital Ltd. to purchase one additional share of common stock exercisable at 125% of the unit per share expiring three (3) years from the date such warrant is issued.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $42,500, convertible into shares of common stock of the Company at a conversion price set at 58% of the average closing prices for the lowest three trading prices for the common stock during the ten trading days immediately preceding the conversion date The convertible note, issued on May 21, 2012, is due on February 25, 2013 at an interest rate of 8% per annum.

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

Our company was incorporated in the State of Nevada on June 6, 2006 under the name “DMA Minerals Inc.” to engage in the acquisition, exploration and development of natural resource properties. Our principal executive offices are located at Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX 77002. The U.S. telephone and fax numbers are (713) 353-4700 and (713) 353-4701 respectively.

On June 11, 2008, we effected a 25 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased to 1,875,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 2,400,000 shares of common stock to 60,000,000 shares of common stock. Effective June 11, 2008, as approved by our board of directors and a majority of our shareholders, we reduced our authorized capital from 1,875,000,000 shares of common stock to 150,000,000 shares of common stock. Also effective June 11, 2008, we have changed our name from “DMA Minerals Inc.” to “Liberty Energy Corp.”. The change of name was approved by our directors and a majority of our shareholders.

Our stock is listed on the OTC Bulletin Board under the symbol "LBYE", and active trading of the stock began on March 15, 2010.

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

The Ratliff Lease in Jackson County, Texas, currently has four wells, and has spacing to drill another well. Our company will conduct geological studies to ascertain the risk and worth of such expenditure. Our company is also interested in the redevelopment of the four existing wells. Three of the wells are expected to be viable for economic production of oil and gas and the fourth is also permitted to facilitate a commercial disposal facility. The three wells expected to produce oil and gas and the disposal well require various work to be completed.

Lockhart Northeast Project in Caldwell County, Texas (two leases), consists of four land tracts containing eight wells spread over roughly 848 acres. Five of the wells are re-entry wells and there are three shut-in wells. With the amount of acreage held, the operator has informed our company that we are able to space a further 282 new wells.

The Anton Lease, which makes up one of the above mentioned tracts contained 1 shut-in well. The Company allowed this lease to lapse on January 9, 2011. It was determined by our company, after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well and therefore the lease was allowed to lapse.  In connection with the lapse, $3,512 of leasehold costs were written off.

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of April 30, 2012 our company has issued a total of 3,689,431 shares to Asia-Pacific for a total cash amount of $1,045,000 under the terms of the above mentioned agreement.

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

On February 22, 2012, we entered into and closed a lease acquisition agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to our company are three-year leases to the following properties:

•

A 100% working interest in 2 separate properties equaling approximately 300 acres of exploration property located in Bastrop Town Tract, Abstract No. 11, Bastrop County, TX and the T. J. Hardeman Survey A 203, in Bastrop County, Texas.

•

A 100% working interest in 5 separate properties equaling approximately 622 acres of exploration property located in Sampson Connell Survey, A-63, Caldwell County, TX, the G. W. James Survey, Caldwell County, TX, the Jasper Gilbert Survey, Caldwell County, TX and the A100 Evans, Wistar, Caldwell County, TX.

•

A 100% working interest in a property equaling approximately 112 acres of exploration property located in the N. W. 1/4 of Section 24, Block 2, H & C. R. R. Co., Survey, Eastland County, TX.

•

A 100% working interest in an approximately 5 acre oil and gas property called the Dillon Hall property located in the Gerron Hinds League in Caldwell County, Texas. The Dillon Hall property is not currently producing, and though it holds an existing well, that well requires a work-over to be put back into production.

In consideration for the above leases our company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of common stock for the 10 Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2012 which are included herein.

Three and nine month periods ending April 30, 2012 and 2011 and from June 6, 2006 (inception) to April 30, 2012

		Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended	June 6, 2006 (Inception) through April 30, 2012

		April 30, 2012	April 30, 2011		April 30, 2012	April, 30 2011
Revenues	$	Nil	$15,403	$	Nil	$15,403	$26,778
Expenses		$(76,740)	$(100,230)		$(195,327)	$(261,381)	$(685,605)
Net Loss		$(84,313)	$(90,362)		$(215,780)	$(256,492)	$(698,826)

Expenses

Our total expenses for the three and nine month periods ended April 30, 2012 and 2011 and June 6, 2006 (inception) to April 30, 2012 are outlined in the table below:

	Three	Three	Nine	Nine	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012
Operating Costs	$7,573	$5,535	$20,453	$10,514	$36,487
Impairment Expense	$0	$0	$0	$0	$3,512
Professional fees	$13,366	$10,562	$32,966	$21,626	$102,744
General and administrative	$63,374	$89,668	$162,361	$239,755	$582,861

Total expenses for the three and nine months ended April 30, 2012, decreased by $21,452 and $56,114, respectively, as compared to the three and nine months ended April, 2011. The decrease was primarily as a result of a decrease in professional and general and administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At April 30,	At July 31,	Percentage
	2012	2011	Increase/Decrease
Current Assets	$600	$154,557	100%
Current Liabilities	$36,550	$180,673	80%
Negative Working Capital	$(35,950)	$(26,116)	38%

Cash Flows	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2012	2011
Net Cash (Used in) Operating Activities	$(323,957)	$(447,667)
Net Cash (Used In) Investing Activities	$0	$(127,059)
Net Cash Provided by Financing Activities	$170,000	$599,975
Net Increase (Decrease) In Cash During The Period	$(153,957)	$25,249

Changes in cash flows reflect a decrease in accounts payable, no current capital outlays this fiscal year and a decrease in the amount of capital raised.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

The capitalized costs of oil and gas properties in each cost center are amortized on a composite unit of production method based on future gross revenues from proved reserves.  Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs.  A gain or loss is not recognized in income unless a significant portion of a cost center’s reserves is involved.  Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.  If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Asset Retirement Obligation

Our company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within our company’s balance sheets.

Our company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.

Revenue and Cost Recognition

Our company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which our company is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Income Taxes

Our company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that our company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

ASC No. 825-50-10-1, "Financial Instruments – Overall Disclosure", requires our company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. Our company's financial instruments consist primarily of cash and account payable which due to their short term nature approximate fair value.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2012 we issued a total of 200,011 shares of common stock to a private investor for cash in the amount of $0.12 per share for a total of $25,000. We have issued all of these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On February 22, 2012, we issued 24,155,435 restricted shares of our common stock to one non-USperson (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On March 21, 2012 we issued a total of 401,035 shares of common stock to a private investor for cash in the amount of $0.12 per share for a total of $50,000. We have issued all of these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On April 30, 2012, we issued 5,234,146 warrants to our main investor in relation to our share issuance agreement, as amended. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant and are exercisable for a term of three years. We have issued all of these securities to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On June 11, 2012, we issued 25,000 restricted shares of our common stock pursuant to the terms of a consulting agreement to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

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

10.9	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
10.10	Asset Purchase Agreement between our company and Langold Enterprises Limited dated February 22, 2012 (Incorporated by reference from our Current Report on Form 8-K filed on February 24, 2012)
10.11*	Consulting Agreement between our company and Peter Gawith dated March 1, 2012.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended April 30, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP.
(Registrant)

Dated: June 14, 2012	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2012	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )