Form 10-K
period 2012-07-31
LIBERTY ENERGY CORP.
filed 2012-11-13
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2012.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, par value of $0.001
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2012 was $15,433,040 based on a $0.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] Yes [ ] No
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
88,428,660 shares of common stock issued & outstanding as of November 13, 2012
DOCUMENTS INCORPORATED BY REFERENCE None

.

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

ITEM 1.  BUSINESS

SUMMARY

We are an exploration stage company with nominal or no revenues and a limited operating history.

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of July 31, 2012 we have issued a total of 3,871,835 shares of our company to Asia Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

On November 23, 2011, the Company amended the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement is deleted and replaced with  “Unit Price means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share”. Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On February 22, 2012, we entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager with Asia- Pacific, the Company’s primary source of capital) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to us are three year leases to the following properties:

• A 100% working interest in 2 separate properties equalling approximately 300 acres of exploration property located in Bastrop Town Tract, Abstract No. 11, Bastrop County, TX and the T. J. Hardeman Survey A 203, in Bastrop County, Texas.

• A 100% working interest in 5 separate properties equalling approximately 622 acres of exploration property located in Sampson Connell Survey, A-63, Caldwell County, TX, the G. W. James Survey, Caldwell County, TX, the Jasper Gilbert Survey, Caldwell County, TX and the A100 Evans, Wistar, Caldwell County, TX.

• A 100% working interest in an approximately 5 acre oil and gas property called the Dillon Hall property located in the Gerron Hinds League in Caldwell County, Texas. The Dillon Hall property is not currently producing, and though it holds an existing well, that well requires a work-over to be put back into production.

• A 100% working interest in a property equalling approximately 112 acres of exploration property located in the N. W. 1/4 of Section 24, Block 2, H & C. R. R. Co., Survey, Eastland County, TX.

In consideration for the above leases we issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Mr. Gawith will provide consulting services in regards to our company’s management and operations. Pursuant to the agreement, Mr. Gawith will receive a share remuneration of 25,000 shares in arrears on a quarterly basis during the term of the agreement.  For the three months ending May 31, 2012 and August 31, 2012, we issued 25,000 shares of common stock for the services provided for the two quarters. The shares were issued on June 1, 2012 and September 1, 2012, respectively.

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

EMPLOYEES

As of July 31, 2012, we have two employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations. The two employees are Ian Spowart who serves as our President, CEO and Director, and Daniel Martinez-Atkinson who serves as our Secretary, Treasurer, CFO and Director.

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

ITEM 1A.  RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

INVESTORS' INTERESTS IN OUR COMPANY WILL BE DILUTED AND INVESTORS MAY SUFFER DILUTION IN THEIR NET BOOK VALUE PER SHARE IF WE ISSUE ADDITIONAL SHARES FOR SERVICES, OR RAISE FUNDS OR SETTLE OUTSTANDING DEBT THROUGH THE SALE OF OUR EQUITY SECURITIES.

Our constating documents authorize the issuance of 150,000,000 shares of common stock with a par value of $0.001.  On July 12, 2012 and May 23, 2012 we entered into a Securities Purchase Agreements with Asher Enterprises Inc.  pursuant to which Asher Enterprises purchased  two 8% convertible notes in the amount of $42,500 and $32,500, respectively,  The notes are convertible into shares of our common stock at a conversion price set at 58% of the average closing prices for the lowest three trading prices for the common stock during the ten trading days immediately preceding the conversion date.  The notes are due on February 25, and April 16, 2013, and accrue interest at the rate of 8% per annum.  In the event that the convertible notes are converted into shares of our common stock, or if we are required to issue any additional shares or enter into private placements to raise financing through the sale of our equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are converted or sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

We have generated nominal revenues since our incorporation and we will continue to incur operating expenses without significant revenues until we are in commercial deployment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses from inception to July 31, 2012 of $1,419,218. Our net cash used in operations for the year ended July 31, 2012 was $408,872. As of July 31, 2012 and we had working capital deficit of $95,968. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that drilling and completion costs increase beyond our expectations; or we encounter greater costs associated with general and administrative expenses or offering costs. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated November 13, 2012, our current independent registered public accounting firm stated that our financial statements for the year ended July 31, 2012, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

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

None

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

As this ORRI is operated by Direct Petroleum Bulgaria EOOD, a 100% subsidiary of TransAtlantic Petroleum Ltd a TSX and NYSE listed, vertically integrated, international energy company engaged in the acquisition, exploration, development and production of crude oil and natural gas. Our company is currently not involved in any ongoing development operations or exploration of the block. That being said, our ORRI does entitle our company to royalty interest on all future revenues and reserves located on the block, at no further cost to our company. It is anticipated that the Deventci development will be tied into the Aglen field, 21km away. As at November 13, 2012 the Deventci discovery well is producing as an extended production test into a CNG facility.

Initial results show that gas and natural gas condensate are of a very high quality with low sulphur content.

TransAtlantic Petroleum confirmed the Peshtene R-11 well ("Peshtene"), located on the A-Lovech exploration license, targeted the Middle Jurassic age Etropole formation. Peshtene was successfully drilled in a total of 56 days to a depth of 3190 meters, including 354 meters of Etropole argillite. Numerous gas shows were recorded in the argillite, consisting of methane, ethane and propane (C1, C2, and C3). Over 289 metres of the Jurassic age Etropole and Ozirovo whole core has been taken from the well. The Ozirovo formation produces nearby in the Chiren Gas Field and in TransAtlantic's Deventci R1 discovery well, 36 kilometers to the east.1

Transatlatic Petroleum have confirmed that petrophysical analysis of the Etropole formation indicates net pay of 114 meters, with an average porosity of 6% and water saturation of 48%. Comprehensive core analysis by Core Laboratories was completed in the first quarter of 2012.1 The core data from the Etropole argillite and Ozirovo carbonate will be evaluated for reservoir rock properties, geochemical analysis, and rock mechanics. The results of the core and well log analysis will help to design and plan the future completion procedure for the well.2 Peshtene was completed and tested in Q2, 2012. Based on the data recovered to date, Direct Petroleum Bulgaria EOOD ("Direct Bulgaria"), has applied to the government of Bulgaria for a Production Concession (the "Stefanetz Concession"). The Stefanetz Concession is expected to cover an area up to 1,600 square kilometers (395,000 acres) for a term of up to 35 years.1 TransAtlantic also plans to complete the Deventci R-2 well later this year.

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

The Anton Lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse $3,512 of leasehold cost were written off.  The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.  In connection with the lapse $623,124 of leasehold cost were written off.

Langold Acquisition

On February 22, 2012, the Company entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital)  pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to the Company are three year leases to the following properties:

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.Based on the above we are restating our April 30, 2012 financial statements file on form 10-Q to correct this error on the April 30, 2012 balance sheet.

	Balance sheet for the six months ended April 30, 2012
	As reported	Adjustment	As restated

Total Current Assets	$600		$600
Oil and Gas Properties, full cost method	4,052,938	(3,009,548)	1,043,390

Total Assets	$4,053,538	(3,009,548)	$1,043,990

Total Current Liabilities	$36,550		$36,550
Total Long term Liabilities	56,328		56,328
Stockholders' Equity
Common stock	88,120		88,120
Additional paid-in capital	4,571,366	(3,009,548)	1,561,818
Deficit accumulated during exploration stage	(698,826)		(698,826)
Total Stockholders' Equity	$3,960,660	(3,009,548)	$951,112

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,053,538	(3,009,548)	$1,043,990

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 150,000,000 common shares, par value $.001 per share.  On July 31, 2012, there were 88,527,270 common shares issued and outstanding.

Our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol "LBYE". Our shares have only experienced trading activity since March 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
July 31, 2012	$0.09	$0.07
April 30, 2012	$0.14	$0.11
January 31, 2012	$0.06	$0.05
October 31, 2011	$0.09	$0.08

As of the date of this report we have 11 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr. Henderson, NV 89014.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2012.

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an exploration stage company and have generated nominal revenues since inception and have incurred $776,407 in expenses through July 31, 2012. Our financial statements from inception (June 6, 2006) through the year ended July 31, 2012 report revenues of $26,778 and a net loss of $1,419,217. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas which have now lapsed and are not recurring. We had expected to generate greater revenues from Dahlstrom lease. However, the well underwent a significant work-over resulting in significant production downtime and decreased lease revenues for the year ended July 31, 2012. On July 25, 2012, it was determined by our company after discussions with our operators, geologists and based on historical data, that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.

To implement our business plan during the next twelve months, we need to generate revenues from Bastrop, Caldwell, Eastland leases and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

For the period of inception (June 6, 2006) through July 31, 2012, our total operating expenses were $819,781, which is comprised of operating costs of $42,374, professional fees of $111,648 and general and administrative expenses of $665,759. We expect that we will continue to generate operating losses for the foreseeable future.

Barring any additional overhead related to additional acquisitions, we expect that our future monthly operating expenses for 2013 will be reduced in comparison with our current expense levels as we have reduced director compensation and operating costs for the lapsed leases will no longer be incurred, however we may incur additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses.

The following table provides selected financial data about our company for the periods ended July 31, 2012 and 2011.

	Year Ended July 31
	2012	2011
Revenue	$-	$23,582
Total Operating and G&A Expenses	$935,393	$329,691
Other Income (Expenses)	$(778)	$-
Net Loss	$936,171	$329,691

Revenues

We earned no revenues during the year ended July 31, 2012 compared to $23,582 in the same period in fiscal 2011.  The decrease is due to reduced production from the lapsed Lockhart and Dahlstrom leases.

General Administrative Expenses

Our general administrative expenses for the year ended July 31, 2012 and July 31, 2011 are outlined in the table below and reflect our efforts to reduce discretionary costs:

	Year Ended
	July-31,
	2012	2011
Investor Relations	$23,000	$30,000
Public Relations Distributions	$10,925	$13,656
Directors Expenses	$5,672	$42,142
Transfer Agent Fees	$2,450	$1,632

The decrease in operating expenses for the year ended July 31, 2012, compared to the same period in fiscal 2011, was mainly due decreased operations, director's wages and investor relations.

Liquidity and Financial Condition

As of July 31, 2012, our total current assets were $38,880 and our total current liabilities were $134,848 and we had a working capital deficit of $95,968. Our financial statements report a net loss of $936,171 for the year ended July 31, 2012, and a net loss of $1,419,218 for the period from June 6, 2006 (date of inception) to July 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	At July 31, 2012	At July 31, 2011
Net Cash (Used in) Provided by Operating Activities	$(395,677)	$(172,450)
Net Cash (Used In) Investing Activities	$-	$(498,757)
Net Cash Provided by Financing Activities	$280,000	$750,000
Cash (decrease) increase during the year	$(115,677)	$78,793

We had cash in the amount of $38,880 as of July 31, 2012 as compared to $154,557 as of July 31, 2011. We had a working capital deficit of $95,968 as of July 31, 2012 compared to working capital deficit of $26,116 as of July 31, 2011.

To date, our principal sources of funds have been from sales of our common stock and more recently entering into convertible notes payable.

Cash provided by financing activities since inception through July 31, 2012 was $1,396,000, from the sale of our shares of common stock.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative, and Corporate Expenses	$ 200,000
Operating Expenses	$ 100,000
Acquisitions & Exploration	$ 1,500,000
Development	$ 2,000,000
TOTAL	$ 3,800,000

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

SIGNIFICANT ACCOUNTING POLICIES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIBERTY ENERGY CORP. (f/k/a DMA MINERALS INC.) (AN EXPLORATION STAGE COMPANY)
July 31, 2012 and 2011
Index to Financial Statements

Report Of Independent Registered Public Accounting Firm	18

Balance Sheet:
July 31, 2012 and 2011	19

Statements of Operations:
For the fiscal years ended July 31, 2012 and 2011, and for the Period from June 6, 2006 through July 31, 2012	20

Statement of Changes in Equity
For the Period from June 6, 2006 through July 31, 2012	21

Statements of Cash Flows:
For the fiscal years ended July 31, 2012 and 2011, and for the Period from June 6, 2006 through July 31, 2012	23

Notes to Financial Statements:
July 31, 2012	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Liberty Energy Corp.

Houston, Texas

We have audited the accompanying balance sheet of  Liberty Energy Corp. (the “Company") as of July 31, 2012 and 2011, and the related statements of operations, shareholders' equity, and cash flows for the  year ended July  31, 2012 and the period from June 6, 2006 (inception) to July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Liberty Energy Corp. as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended July 31, 2012 and the period from June 6, 2006 (inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred losses, has had negative operating cash flows since inception, and minimal revenues.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

November 13, 2012

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheet

ASSETS

	As of	As of
	July 31,	July 31,
	2012	2011
Current Assets
Cash	$38,880	$154,557

Total Current Assets	38,880	154,557

Oil and Gas Properties, full cost method	363,939	790,398

Total Assets	$402,819	$944,955

Current Liabilities
Accounts Payable	52,070	155,673
Loan Payable	75,778	-
Loan Payable - related party	-	25,000
Payroll Liabilities	7,000	-

Total Current Liabilities	134,848	180,673

Long Term Liabilities
Asset Retirement Obligations	-	56,328
Total Long Term Liabilities	-	56,328

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 88,527,270 and 62,064,677 shares issued
and outstanding as of July 31, 2012 and
July 31, 2011 respectively	88,527	62,064
Additional paid-in capital	1,598,661	1,128,936
Deficit accumulated during exploration stage	(1,419,217)	(483,046)

Total Stockholders' Equity	267,971	707,954

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$402,819	$944,955

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Operations

			June 6, 2006
	Year Ended	Year Ended	(inception) through
	July 31,	July 31,	July 31,
	2012	2011	2012
Revenues
Revenues	$-	$23,582	$26,778

Operating Costs
Operating Costs	26,340	16,034	42,374
Impairment Expense	623,124	3,512	626,536
Total Operating Expense	(649,464)	(19,546)	(668,910)
Operating Income (Loss)	(649,464)	4,036	(642,132)

General & Administrative Expenses
Professional Fees	41,871	27,803	111,648

General & Administrative	244,058	305,924	664,759

Total General & Administrative Expenses	(285,929)	(333,727)	(776,407)

Other Income/Expense
Interest expense	(778)		(778)
Gain from currency exchange			100
Net Income (Loss)	$(936,171)	$(329,691)	$(1,419,217)

Basic earnings per share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	73,785,864	61,344,753

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Changes in Equity
	Common Stock	Common Stock Amount	Additional Capital Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Balance, June 6, 2006	-	-	-	-	-
Stock issued for cash on June 6, 2006
@ $0.001 per share	30,000,000	30,000	(24,000)		6,000
Net Loss, July 31, 2006				(615)	(615)
Balance, July 31, 2006	30,000,000	30,000	(24,000)	(615)	5,385

Stock Issued for cash on December 4, 2006
@ $0.002 per share	30,000,000	30,000	30,000		60,000
Net Loss, July 31, 2007				(14,239)	(14,239)
Balance, July 31, 2007	60,000,000	60,000	6,000	(14,854)	51,146

Net Loss, July 31, 2008				(17,113)	(17,113)
Balance, July 31, 2008	60,000,000	60,000	6,000	(31,967)	34,033

Net Loss, July 31, 2009				(13,013)	(13,013)
Balance, July 31, 2009	60,000,000	60,000	6,000	(44,980)	21,020

Stock issued for cash on September 8, 2009	400,000	400	199,600		200,000
@ $0.50 per share
Stock issued for cash on April 8, 2010	75,000	75	74,925		75,000
@ $1.000 per share
Stock issued for cash on July 22, 2010	200,000	200	99,800		100,000
@ $0.50 per share
Net Loss, July 31, 2010				(108,375)	(108,375)
Balance, July 31, 2010	60,675,000	60,675	380,325	(153,355)	287,645

Stock Issued for cash on August 27, 2010	211,864	212	124,788		125,000
@ $0.59 per share
Stock Issued for cash on September 28, 2010	115,384	115	74,885		75,000
@ $0.65 per share
Stock Issued for cash on October 29, 2010	94,340	94	49,906		50,000
@ $0.53 per share
Stock Issued for cash on December 8, 2010	169,492	169	99,831		100,000
@ $0.53 per share
Stock Issued for cash on February 14, 2011	150,000	150	74,850		75,000
@ $0.50 per share
Stock Issued for cash on March 3, 2011	200,000	200	99,800		100,000
@ $0.50 per share
Stock Issued for cash on April 25, 2011	150,000	150	74,850		75,000
@ $0.50 per share
Stock Issued for cash on July 26, 2011	300,000	300	149,700		150,000
@ $0.50 per share
Net Loss, July 31, 2011				(329,691)	(329,691)
Adjustment of share to AP	(1,403)	(1)	1		0
Balance, July 31, 2011	62,064,677	62,064	1,128,936	(483,046)	707,954
(continued on next page)

(continued from previous page)
Stock Issued for cash on September 27, 2011	50,000	50	24,950		25,000
@ $0.50 per share
Forgiveness of debt by Director			25,000		25,000
Stock Issued for cash on November 28, 2011	830,722	831	44,169		45,000
@ $0.05 per share
Stock Issued for cash on January 24, 2012	417,986	418	24,582		25,000
@ $0.06 per share
Stock Issued for cash on February 15, 2012	200,011	200	24,800		25,000
@ $0.12 per share
Issuance of common stock for oil and gas property	24,155,453	24,156	239,782		263,938
Stock Issued for cash on March 21, 2012	401,035	401	49,599		50,000
@ $0.12 per share
Stock Issued for cash on May 22, 2012	382,404	382	34,618		35,000
@ $0.09 per share
Shares issued for advisory board services	25,000	25	2,225		2,250
Net Loss, July 31, 2012				(936,171)	(936,171)
Balance, July 31, 2012	88,527,270	88,527	1,598,661	(1,419,217)	267,971

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statement of Cash Flows
			June 6, 2006
			(inception)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(936,171)	$(329,691)	$(1,419,217)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	690,397	3,512	693,909
Write off of ARO liability	(33,048)		(33,048)
Stock compensation	2,250		2,250
Other	-	141
Changes in operating assets and liabilities:
Accounts Receivable	-	342	-
Deposit	-	1,250	-
Accounts Payable	(119,105)	151,996	36,567
Net cash used in operating activities	(395,677)	(172,450)	(719,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties		(498,757)	(737,581)
Acquisition of equipment	-	-	-
Net cash used in investing activities	-	(498,757)	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	205,000	750,000	1,396,000
Loan Payable - related party	-	-	25,000
Loan Payable	75,000	-	75,000
Net cash used in financing activities	280,000	750,000	1,496,000

Net increase (decrease) in cash	(115,677)	78,793	38,880
Cash at beginning of period	154,557	75,764	-
Cash at end of year	$38,880	$154,557	$38,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Activity
Related Party Debt Forgiven	25,000		25,000
Lease acquired through issuance of stock	263,938		263,938
ARO Assets		$-	56,328
Reversal of Oil and Gas Assets through Notes		-	(300,000)
	$288,938	$-	45,266

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

July 31, 2012

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

As all client leases with production lapsed were written off the asset retirement obligation of $56,328 was re-evaluated. $23,280 was reclassified to accounts payable to correspond with the plugging and abandonment cost associated with the expired leases and the balance was reversed.

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

The Company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At July 31, 2012, and 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

ASC No. 825-50-10-1, "Financial Instruments – Overall Disclosure", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and accounts, and notes payable which due to their short term nature approximate fair value or carry interest rates that approximate market rates.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES AND 3rd QUARTER RESTATEMENT

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

The Anton Lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse $3,512 of leasehold cost were written off.

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.  In connection with the lapse $690,397 of leasehold cost were written off. The Company also accrued payable for $23,280 for the plugging and abandonment of wells associated with these properties.

Bulgaria

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

Langold Acquisition

On February 22, 2012, the Company entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital)  pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to the Company are three year leases to the following properties:

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.Based on the above we are restating our April 30, 2012 financial statements file on form 10-Q to correct this error on the April 30, 2012 balance sheet.

	Balance sheet for the six months ended April 30, 2012
	As reported	Adjustment	As restated

Total Current Assets	$600		600
Oil and Gas Properties, full cost method	4,052,938	(3,009,548)	1,043,390

Total Assets	$4,053,538	(3,009,548)	1,043,990

Total Current Liabilities	$36,550		36,550
Total Long term Liabilities	56,328		56,328
Stockholders' Equity
Common stock	88,120		88,120
Additional paid-in capital	4,571,366	(3,009,548)	1,561,818
Deficit accumulated during exploration stage	(698,826)		(698,826)
Total Stockholders' Equity	$3,960,660	(3,009,548)	951,112

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,053,538	(3,009,548)	1,043,990

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of July 31, 2012.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Mr. Gawith will provide consulting services in regards to our Company’s management and operations. Pursuant to the agreement, Mr. Gawith will receive a share remuneration of 25,000 shares on a quarterly basis during the term of the agreement. Effective September 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter. The Company recorded the shares at the market price on the issue date of $0.09 for a total consulting expense of $2,250. Mr. Gawith is also entitled to $500 per day that he works on the Company’s business. No amounts have been earned or paid pursuant to this contract.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 27, 2011, Management agreed to forgive debt outstanding to Ian A. Spowart totalling $25,000, which has been recorded as contributed capital.

Our Company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, whereby the Company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our Company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011. On June 1, 2012 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Ian Spowart to decrease the consulting fee to $3,500 from

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

June 1, 2012.

Daniel Martinez-Atkinson and Ian A. Spowart, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $42,500. $40,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, is due on February 25, 2013 at an interest rate of 8% per annum. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

On July 12, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $32,500, .$30,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, is due on April 16, 2013 at an interest rate of 8% per annum.  The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

NOTE 8 – STOCK TRANSACTIONS

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

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing the Company with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of July 31, 2012 the Company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to Asia-Pacific for cash in the amount of $0.50 per share for a total of $25,000.

On November 23, 2011, the Company amended the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

is deleted and replaced with  “Unit Price means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share”. Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On November 28, 2011 the Company issued a total of 830,722 shares of common stock to a Asia-Pacific for cash in the amount of $0.05 per share for a total of $45,000.

On January 24, 2012 the Company issued a total of 417,986 shares of common stock to a Asia-Pacific for cash in the amount of $0.06 per share for a total of $25,000.

On February 15, 2012 the Company issued a total of 200,011 shares of common stock to a Asia-Pacific for cash in the amount of $0.12 per share for a total of $25,000.

On February 22, 2012, the Company entered into and closed a lease assignment agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. In consideration for the above leases the Company issued 24,155,435 restricted shares of its common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

On March 21, 2012 the Company issued a total of 401,035 shares of common stock to a Asia-Pacific for cash in the amount of $0.12 per share for a total of $50,000.

On May 22, 2012 the Company received an advance from to Asia-Pacific Capital Ltd. of $35,000. However, the company has not received the funds as of the report date. The Company issued 382,404 units consisting of (i) one share of the Company’s common stock and (ii) one and a half share purchase warrant that entitles the Asia-Pacific Capital Ltd. to purchase one additional share of common stock exercisable at 125% of the unit per share expiring three (3) years from the date such warrant is issued.

As of July 31, 2012 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 1.839 years as of July 31, 2012. As these warrant are so far out of the money no value was allocated to them. As of July 31, 2012 no warrants had been exercised.

NOTE 9 – INCOME TAXES

As of July 31, 2012, the Company had federal net operating loss carryforwards of approximately $1,419,217, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of July 31, 2012 are as follows:

Federal net operating loss (@ 25%)

 $354,804

Less: valuation allowance

 (354,804)

Net deferred tax asset

$

-

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On September 1, 2012 issued 25,000 restricted shares to Peter Gawith, advisory board member, in accordance with his agreement for consulting services.

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

We have engaged the firm of McConnell & Jones, LLP, as of September 23, 2011. During the last two fiscal years and subsequent interim periods preceding their engagement, McConnell & Jones, LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian Spowart	President, Chief Executive Officer and Director	47	September 8, 2009
Daniel Martinez-Atkinson	Secretary, Treasurer, Chief Financial Officer and Director	29	June 6, 2006

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•

Accountability for adherence to the Code.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Ian Spowart	1(1)	1(1)	1(1)
Daniel Martinez-Atkinson	None	None	None

(1)

The executive officer, director or holder of 10% or more of our common stock has not timely filed Form 3 –Initial Statement of Beneficial Ownership of Securities.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended July 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

ITEM 11.

EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ian Spowart, President, Chief Executive Officer and Director(1)	2012 2011	72,000 78,000	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	72,000 78,000
Daniel Martinez-Atkinson,Chief Financial Officer, Treasurer, Secretary and Director(2)	2012 2011	66,000 60,500	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	66,000 60,500

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

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby our company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of our company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011. On June 1, 2012 the directors thought it to be in the best interest of our company to enter into an Amended Consulting Agreement with Ian Spowart to decrease the consulting fee to $3,500 from June 1, 2012.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2012.

OPTION EXERCISES

During our Fiscal year ended July 31, 2012 there were no options exercised by our named officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding equity awards.

STOCK OPTIONS/SAR GRANTS

During the period from inception (June 6, 2006) to July 31, 2012, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended July 31, 2012 or July 31, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2012.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings.  We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to July 31, 2012.

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

Our company has entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated the 12th day of February, 2010, and effective as of February 1, 2010, whereby our company has agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company. The agreements may be terminated with 30 days notice. As compensation, the agreements provide for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of our company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011. On June 1, 2012 the directors thought it to be in the best interest of our company to enter into an Amended Consulting Agreement with Ian Spowart to decrease the consulting fee to $3,500 from June 1, 2012.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 13, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian Spowart34 Hampton Road, Town Moor Doncaster, UK, DN2 5DG,	15,400,000	25.50%
Daniel Martinez-Atkinson Mill House, Thornton Le Clay, York, UK YO60 7TJ	15,000,000	24.83%
Directors and Executive Officers as a Group(1)	30,400,000 common shares	50.33%

 (1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 13, 2012.  As of November 13, 2012, there were 88,527,224 shares of our company’s common stock issued and outstanding.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2012 and for fiscal year ended July 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2012 ($)	2011 ($)
Audit Fees	18,000	14,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	-
Total	27,000	14,400

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 20, 2006).
3.3	Certificate of Change with respect to the forward stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.4	Certificate of Amendment with respect to the change of name (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
3.5	Certificate of Change with respect to the reduction of authorized capital (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2008).
(10)	Material Contracts
10.1	Consulting Agreement between our company and Daniel Martinez-Atkinson dated February 11, 2010. (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.2	Consulting Agreement between our company and Ian Spowart, dated February 11, 2010. (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2010).
10.3	Assignment and Bill of Sale with Phoenix Oil & Gas LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.4	Assignment and Bill of Sale with Trius Operations LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.5	Assignment and Bill of Sale with Trius Energy LLC dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.6	Purchase and Sale Agreement with William C. Athens dated March 30, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2010).
10.7

Letter Agreement to amend Share Issuance Agreement between our company and Asia-Pacific Capital Ltd. dated March 8, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011).

10.8	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
10.9	Asset Purchase Agreement between our company and Langold Enterprises Limited dated February 22, 2012 (Incorporated by reference from our Current Report on Form 8-K filed on February 24, 2012)
10.10	Consulting Agreement between our company and Peter Gawith dated March 1, 2012.

10.11	Securities Purchase Agreements with Asher Enterprises Inc. dated July 12, 2012
10.12	Securities Purchase Agreements with Asher Enterprises Inc. dated May 23, 2012
(31)	Section 302 Certification
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File (Form 10-K for the Year Ended May 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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

LIBERTY ENERGY CORP.
Date: November 13, 2012	/s/ Ian Spowart
Ian Spowart
President, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2012	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Secretary, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Spowart	President and Director	Date: November 13, 2012
Ian Spowart

/s/ Daniel Martinez-Atkinson	Secretary, Treasurer, Chief Financial	Date: November 13, 2012
Daniel Martinez-Atkinson	Officer and Director