Form 10-Q
period 2012-10-31
LIBERTY ENERGY CORP.
filed 2012-12-14
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2012.

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
88,428,660 common shares issued and outstanding as of December 14, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

18

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

20

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Mining Safety Disclosures

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

SIGNATURES

23

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

	As of	As of
	October 31,	July 31,
	2012	2012
	(Unaudited)

Current Assets
Cash	$4,518	$38,880
Total Current Assets	4,518	38,880

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$368,457	$402,819

Current Liabilities
Accounts Payable	77,618	52,070
Loan Payable – net of unamortized discount of $18,040 and $0	59,250	75,778
Derivative Liability	60,284	-
Payroll Liabilities	7,000	7,000
Total Current Liabilities	204,152	134,848

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 88,552,270 and 88,527,270 shares issued
and outstanding as of October 31, 2012 and
July 31, 2012 respectively	88,552	88,527
Additional paid-in capital	1,600,136	1,598,661
Deficit accumulated during exploration stage	(1,524,383)	(1,419,217)

Total Stockholders' Equity	164,305	267,971

Total Liabilities &
Stockholders' Equity	$368,457	$402,819

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	June 6, 2006 (inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2012	2011	2012

Revenues

Revenues	$-	$-	$26,778

Operating Costs
Operating Costs	-	6,286	42,374
Impairment Expense	-	-	626,536
Total Operating Expense	-	(6,286)	(668,910)

Gross Profit	-	(6,286)	(642,132)

General & Administrative Expenses
Professional Fees	17,754	10,579	129,402
General & Administrative	43,654	54,409	708,413
Total General & Administrative Expenses	(61,408)	(64,988)	(837,815)

Other Income/(Expense)
Interest expense	(25,974)	-	(26,752)
Loss on derivative liability	(17,784)	-	(17,784)
Gain from currency exchange	-	-	100
Total Other Income (Expense)	(43,758)	-	(44,436)

Net Income (Loss)	$(105,166)	$(71,274)	$(1,524,383)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of	88,543,574	62,083,358
common shares outstanding

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(105,166)	$(71,274)	$(1,524,383)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-	-	626,536
Write off of ARO liability	-	-	33,048
Amortization of debt discount	24,460	-	24,460
Loss on derivative liability	17,784	-	17,784
Stock compensation	1,500	-	3,750
Changes in operating assets and liabilities:
Accounts Payable	27,060	(108,291)	64,904

Net cash used in operating activities	(34,362)	(179,565)	(753,901)

CASH FLOWS FROM INVESTING ACTIVITIES
(Addition) Disposal of Oil and Gas Properties	-	10,946	(737,581)
Net cash provided by (used in) investing activities	-	10,946	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,000	1,396,000
Loan Payable - related party	-	-	25,000
Loan Payable	-	-	75,000
Net cash provided by (used in) financing activities	-	25,000	1,496,000

Net increase (decrease) in cash	(34,362)	(143,619)	4,518

Cash at beginning of period	38,880	154,557	-

Cash at end of period	$4,518	$10,938	$4,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non Cash Activity
Related Party Debt Forgiven	-	-	$25,000
Lease acquired through issuance of stock	-	-	263,938
Debt discount associated with derivative liability	-	-	42,500
Reversal of Oil and Gas Assets through Notes	-	-	$(300,000)

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended  July 31, 2012 filed in our Annual Report on Form 10K filed on November  13, 2012.

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

October 31, 2012

(UNAUDITED)

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

The Company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At October 31, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash, oil and gas properties, accounts payables and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at October 31, 2012 are considered Level 2 financial instruments.

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

The Anton Lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse $3,512 of leasehold cost were written off as of July 31, 2012.

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.  In connection with the lapse, $690,397 of leasehold cost was written off. The Company also accrued payable for $23,280 for the plugging and abandonment of wells associated with these properties as of July 31, 2012.

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

Langold Acquisition

On February 22, 2012, the Company entered into and closed a three year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital)  pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to the Company are three year leases to the following properties:

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder as of July 31, 2012.  The restricted shares were valued equal the volume weighted average of the closing price (the

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

“VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms length but rather was related party. The Company corrected the error in its July 31, 2012 financial statements and the shares issued and the leasehold costs were recorded at the price paid by Langold on their original three year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of October 31, 2012.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Mr. Gawith will provide consulting services in regards to our Company’s management and operations. Pursuant to the agreement, Mr. Gawith will receive a share remuneration of 25,000 shares on a quarterly basis during the term of the agreement. Effective September 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter. The Company recorded the shares at the market price on the issue date of $0.06 for a total consulting expense of $1,500. Mr. Gawith is also entitled to $500 per day that he works on the Company’s business, none of which has been earned or paid pursuant to this contract.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $42,500. $40,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price defined as the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, is due on February 25, 2013 at an interest rate of 8% per annum. The derivative treatment would not become applicable until the Note becomes convertible on November 19, 2012. As the liability was known before the issuance of the financials the Company decided to record the derivative liability as of October 31, 2012.

Pursuant to ASC 815, “Derivatives and Hedging ," the Company recognized the fair value of the embedded conversion feature of $60,284 as a derivative liability and a loss on the derivative liability of $17,784. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.04, a conversion price of $0.0174, expected volatility of 172%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.16%. The discount on the convertible loan of $42,500 is accreted over the term of the convertible loan with $24,460 recorded as interest expense as of October 31, 2012.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

On July 12, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $32,500. $30,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, is due on April 16, 2013 at an interest rate of 8% per annum.  The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

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

On February 22, 2012, the Company entered into and closed a lease assignment agreement with Langold Enterprises Limited pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. In consideration for the above leases the Company issued 24,155,435 restricted shares of its common stock to Langold, a non-US shareholder.  The restricted shares issued and the leasehold costs were each recorded at the price paid by Langold on their original three year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.. These shares were issued without a prospectus, in reliance on exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

On September 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter. The Company recorded the shares at the market price on the issue date of $0.06 for a total consulting expense of $1,500.

As of October 31, 2012 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

have a term of three years and have an average remaining contractual life of 1.587 years as of October 31, 2012. As these warrants are so far out of the money no value was allocated to them. As of October 31, 2012 no warrants had been exercised.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On November 19, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note in the aggregate principal amount of $27,500, $25,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price defined as the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on November 19, 2012, is due on August 21, 2013 at an interest rate of 8% per annum.  The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

On December 3, 2012 Asher Enterprises elected to convert $15,000 of the principal Convertible Note of May 23, 2012 of $42,500 into 842,697 of shares of common stock at a conversion price of $0.0178 per share. The Company has a balance due of $27,500 remaining under the convertible note.

On December 11, 2012 Asher Enterprises elected to convert $12,000 of the principal Convertible Note of May 23, 2012 of $42,500 into 800,000 of shares of common stock at a conversion price of $0.0150 per share. The Company has a balance due of $15,500 remaining under the convertible note.

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

On September 22, 2009 we entered into a purchase and sales agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths overriding royalty interest interest in the A-Lovech exploration block in Bulgaria. Mr. Athens passed away between the date the contract was executed and full payment was made. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between our company and William C. Athens. Under the terms of the agreement our company shall retain the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate shall retain the $100,000 which was forwarded to Mr. Athens for this acquisition. Oil and gas properties and notes payable were both reduced by $300,000 in accordance with the revised agreement.

On October 1, 2009, we entered into an asset purchase and sale agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas to acquire four oil and gas leases in Texas for $125,000. The interests consist of a 100% working interest at a 75% net revenue interest in the Dahlstrom Lease, 2% working interest at 75% net revenue interest in the Ratliff Lease and 100% WI at a 70% net revenue interest in the Lockhart Project, consisting of two leases, the Anton Lease (1 tract) and Alexander Lease (3 tracts).

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of October 31, 2012 our company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

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

In consideration for the above leases our company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares issued and the leasehold costs were each recorded at the price paid by Langold on their original three year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2012 which are included herein.

	Three Months Ended October 31,	Three Months Ended October 31,	June 6, 2006 (Inception) through October 31, 2012

	2012	2011
Revenues	$-	$-	$26,778
Total Operating and G&A Expenses	$(61,408)	$(71,274)	$(1,506,725)
Other Income (Expenses)	$(43,758)	$-	$(44,436)
Net Loss	$(105,166)	$(71,274)	$(1,524,383)

Three month period ending October 31, 2012 and 2011 and from June 6, 2006 (inception) to October 31, 2012

Expenses

Our total expenses for the three month period ended October 31, 2012 and 2011 and June 6, 2006 (inception) to October 31, 2012 are outlined in the table below:

	Three	Three	June 6, 2006
	Months	Months	(Inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2012	2011	2012
Operating Costs	$-	$6,286	$42,374
Impairment Expense	$-	$-	$626,536
Professional fees	$17,754	$10,579	$129,402
General and administrative	$43,654	$54,409	$708,413

Total expenses for the three month ended October 31, 2012, decreased by $9,866, respectively, as compared to the three months ended October 31, 2012. The decrease was primarily as a result of a decrease in operating costs and general and administrative expenses as a result of decreased operations through the relinquishing of interests in certain leases.

Equity Compensation

We currently have recorded $1,500 of equity compensation as of October 31, 2012.

Liquidity and Financial Condition

Working Capital
	At October 31,	At July 31,	Percentage
	2012	2012	Increase/Decrease
Current Assets	$4,518	$38,880	(88)%
Current Liabilities	$204,152	$134,848	51%
Working Capital Deficit	$(199,634)	$(95,968)	108%

Cash Flows		Three Month	Three Month
		Ended	Ended
		October 31,	October 31,
		2012	2011
Net Cash (Used in) Operating Activities		$(34,362)	$(179,565)
Net Cash provided by Investing Activities	$	Nil	$10,946
Net Cash provided by Financing Activities	$	Nil	$25,000
Net Decrease In Cash During The Period		$(34,362)	$(143,619)

Changes in cash flows reflect an increase in accounts payable and stock compensation, a decrease in net loss, no current capital outlays this fiscal year and a decrease in the amount of capital raised. Total cashflow for the three month ended October 31, 2012, decreased by $143,619 for the three months ended October 31, 2011. This was primarily a result of changes in accounts payable. There was no investing in investing or financing activities for the three months to October 31, 2012 due to economic financial restraints and management time being used elsewhere.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended  July 31, 2012 filed in our Annual Report on Form 10K filed on November  13, 2012.

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

Income Taxes

Our company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that our company will not realize the tax assets through future operations. Our company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At July 31, 2012, and 2011, our company evaluated its open tax years in all known jurisdictions. Based on this evaluation, our company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at October 31, 2012 are considered Level 2 financial instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.9	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
10.10	Asset Purchase Agreement between our company and Langold Enterprises Limited dated February 22, 2012 (Incorporated by reference from our Current Report on Form 8-K filed on February 24, 2012)
10.11	Consulting Agreement between our company and Peter Gawith dated March 1, 2012. (Incorporated by reference from our Annual Report on Form 10-K filed on November 13, 2012).
10.12*	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated November 19, 2012.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP.
(Registrant)

Dated: November 14, 2012	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Daniel Martinez-Atkinson
Daniel Martinez-Atkinson
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )