Form 10-Q
period 2013-01-31
LIBERTY ENERGY CORP.
filed 2013-03-25
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2013.

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

Two Allen Center, Suite 1600, 1200 Smith Street Houston, TX 77002
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
96,243,130 common shares issued and outstanding as of March 25, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

18

Item 4.  Controls and Procedures

18

PART II - OTHER INFORMATION

19

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Mining Safety Disclosures

19

Item 5.  Other Information

19

Item 6.  Exhibits

20

SIGNATURES

22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three months and six month period ended January 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	January 31,	July 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$2,666	$38,880

Total Current Assets	2,666	38,880

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$366,605	$402,819

Current Liabilities
Accounts Payable	$76,833	$52,070
Notes Payable - net of unamortized discount of $18,040 and $0	35,988	75,778
Derivative Liability	17,321	-
Payroll Liabilities	34,000	7,000

Total Current Liabilities	164,142	134,848

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 93,941,164 and 88,527,270 shares issued
and outstanding as of January 31, 2013 and
July 31, 2012 respectively	93,941	88,527
Additional paid-in capital	1,716,222	1,598,661
Deficit accumulated during exploration stage	(1,607,700)	(1,419,217)

Total Stockholders' Equity	202,463	267,971

Total Liabilities & Stockholders' Equity	$366,605	$402,819

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Three			June 6, 2006
	Months	Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013

Revenues
Revenues	$-	$-	$-	$-	$26,778

Operating Costs
Operating Costs	7,214	6,593	7,214	12,879	49,588
Impairment Expense	-	-	-	-	626,536
Total Operating Expense	7,214	6,593	7,214	12,879	676,124

Gross Profit	(7,214)	(6,593)	(7,214)	(12,879)	(649,346)

General & Administrative Expenses
Professional Fees	7,442	8,778	25,195	19,601	136,844
General & Administrative	42,542	44,822	86,197	98,987	750,955
Total General & Administrative Expenses	(49,984)	(53,600)	(111,392)	(118,588)	(887,799)

Other Income/(Expense)
Interest expense	(40,307)	-	(66,281)	-	(67,059)
Gain/(loss) on derivative liability	14,188	-	(3,596)	-	(3,596)
Gain from currency exchange	-	-	-	-	100
Total Other Income (Expense)	(26,119)	-	(69,877)	-	(70,555)

Net Loss	$(83,317)	$(60,193)	$(188,483)	$(131,467)	$(1,607,700)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of	90,106,409	62,724,419	89,325,935	62,403,725
common shares outstanding

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(188,483)	$(131,467)	(1,607,700)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-	-	626,536
Write off of ARO liability	-	-	33,048
Amortization of debt discount	61,275	-	61,275
Loss on derivative liability	3,596	-	3,596
Stock compensation	2,500	-	4,750
Changes in operating assets and liabilities:
Accounts Receivable	-	(25,000)	-
Accounts Payable	59,898	(88,639)	97,742
Net cash used in operating activities	(61,214)	(245,106)	(780,753)

CASH FLOWS FROM INVESTING ACTIVITIES

Addition of Oil and Gas Properties	-	-	(737,581)

Net cash used in investing activities	-	-	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	95,000	1,396,000
Loan payable - related party	-	-	25,000
Proceeds from Note Payable	25,000	-	100,000

Net cash provided by financing activities	25,000	95,000	1,521,000

Net increase (decrease) in cash	(36,214)	(150,106)	2,666
Cash at beginning of period	38,880	154,557	-
Cash at end of period	$2,666	$4,451	2,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non Cash Activity
Related Party Debt Forgiven	$-	$25,000	$25,000
Lease acquired through issuance of stock	$-	$-	$263,938
ARO Assets	$-	$-	$56,328
Debt discount associated with derivative liability	$13,257	$-	$13,257
Reversal of Oil and Gas Assets through Notes	$-	$-	$(300,000)
Discount on oil and gas properties	$-	$10,946	$10,946
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	$44,200	$-	$44,200
Shares issued for conversion of note payable issued on July 11, 2012	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the “Company”) was incorporated on June 6, 2006 under the laws of the State of Nevada. The Company is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced almost no revenues and will continue to report as an exploration stage company until significant revenues are produced. The Company’s principal activity is the exploration and development of oil and gas properties. Properties are primarily located in the United States of America with a minor overriding royalty interest in a block in Bulgaria.

The Company’s success will depend in large part on its ability to obtain funds to explore, acquire and develop oil and gas interests within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared assuming that future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s has no revenues or cash flow to meet operating expenses. The Company has incurred cumulative net losses since its inception and requires capital for its future operational activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition to profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended January 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended July 31, 2012 filed in our Annual Report on Form 10K filed on November 13, 2012.

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

Net Loss per Share

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At January 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at January 31, 2013 are considered Level 3 financial instruments.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES

Trius Acquisition

On October 1, 2009, the Company entered into a lease purchase and sale agreement with Trius Energy LLC, a Texas corporation, to acquire four oil and gas leases in Texas for $125,000. The interests consist of a 100% WI (Working Interest) at a 75% NRI (Net Revenue Interest) in the Dahlstrom Lease, 2% WI at 75% NRI in the Ratliff Lease, and 100% WI at a 70% NRI in the Lockhart Project, consisting of two leases, the Anton Lease (1 tract) and Alexander Lease (3 tracts).

The Anton Lease which consisted of one shut-in well lapsed on January 9, 2011. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well; therefore the lease was allowed to lapse.  In connection with the lapse, $3,512 of leasehold cost were written off.

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells; therefore the leases were allowed to lapse.  In connection with the lapse, $690,397 of leasehold cost was written off. The Company also accrued payables for $23,280 for the plugging and abandonment of wells associated with these properties.

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

Langold Acquisition

On February 22, 2012, the Company entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital to date)  pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to the Company are three year leases to the following properties:

A 100% working interest in 2 separate properties equaling approximately 300 acres of exploration property located in Bastrop County, Texas.

A 100% working interest in 5 separate properties equaling approximately 622 acres of exploration property located in Caldwell County, TX.

A 100% working interest in an approximately 5 acre oil and gas property called the Dillon Hall property located in the Gerron Hinds League in Caldwell County, Texas. The Dillon Hall property is not currently producing, and though it holds an existing well, that well requires a work-over to be put back into production.

A 100% working interest in a property equaling approximately 112 acres of exploration property located in Eastland County, TX.

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

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of January 31, 2013.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith, for a period of three years ending February 28, 2015, to provide consulting services in regards to the Company’s management and operations. Pursuant to the agreement, Mr. Gawith will receive a share remuneration of 25,000 shares on a quarterly basis during the term of the agreement. Effective September 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter. The Company recorded the shares at the market price on the issue date of $0.06 for a total consulting expense of $1,500. Effective December 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter. The Company recorded the shares at the market price on the issue date of $0.04 for a total consulting expense of $1,000. On December 2, 2012 Mr. Gawith is no longer associated with the Company and thus no further amounts are due under this consulting agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 27, 2011, Mr. Spowart forgave the debt outstanding totalling $25,000, and has been recorded as contributed capital.

On February 22, 2012, the Company entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital to date) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas, which the Company recorded at the value of the stock and cash contributed, $263,932.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The May 23, 2012 Convertible Note

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. (“Asher”). Pursuant to the Agreement, Asher purchased an 8% convertible note (the “May Note”) in the aggregate principal amount of $42,500 due on February 25, 2013. $40,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, is due on February 25, 2013 at an interest rate of 8% per annum. On November 19, 2012, the note had not been repaid and became eligible for treatment as a derivative.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $60,284 as a derivative liability and a loss on the derivative liability of $17,784. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.04, a conversion price of $0.0174, expected volatility of 172%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.16%. The original discount on the convertible loan was $42,500, all of which had been fully accreted by January 31, 2013.

During the current quarter, Asher converted $42,500 of note payable along with the interest of $1,700. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.020-$0.040, a conversion price of $0.0115-$0.0179, expected volatility of 141.25%-289.31%, no expected dividends, an expected term of 0.13-0.23 years and a risk-free interest rate of 0.12%-0.18%. On December 3, 2012, Asher converted $15,000 of May Note principal into 842,697 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $5,230. On December 11, 2012, Asher converted $12,000 of May Note principal into 800,000 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $11,973. On January 7, 2013, Asher converted the remaining $15,500 of principal and $1,700 accrued interest on the May Note into 1,977,011 shares of common stock. The Company recorded a loss of $3,739 on the final conversion of the derivative liability.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The July 12, 2012 Convertible Note

On July 12, 2012, the Company entered into a Securities Purchase Agreement with Asher. Pursuant to the Agreement, Asher purchased an 8% convertible note (“The July Note”) in the aggregate principal amount of $32,500. $30,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, is due on April 16, 2013 at an interest rate of 8% per annum. On January 7, 2013, the note had not been repaid and became eligible for treatment as a derivative.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $31,776. The initial fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0116, expected volatility of 205%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.15%. The discount on the convertible loan of $32,500 is accreted over the term of the convertible loan during which it is convertible, with $19,242 recorded as interest expense as of January 31, 2013.

On January 29, 2013, Asher converted $15,000 of July Note principal into 1,774,186 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $458. On January 31, 2013, the Company valued the derivative at $17,321. There was $17,500 of remaining principal with a remaining unamortized discount of $13,257 and accrued interest of $1,496. The fair value of the derivative liability upon conversion and period end was determined using the Black-Scholes option pricing model with a quoted market price of $0.015-$0.014, a conversion price of $0.0083-$0.0086, expected volatility of 242%, no expected dividends, an expected term of 0.21 years and a risk-free interest rate of 0.15%.

The November 19, 2012 Convertible Note

On November 19, 2012, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note (the “November Note”) in the aggregate principal amount of $27,500, $25,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on November 19, 2012, is due on August 21, 2013 at an interest rate of 8% per annum.  The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

NOTE 8 – STOCK TRANSACTIONS

On July 19, 2010, the Company entered into a stock and warrant purchase agreement with Asia-Pacific Capital Ltd. pursuant to which the investor agreed to lend up to $4,000,000 to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $ 0.50, or 90% of the VWAP, for the five days immediately preceding the date of receipt of notice from the Company for the advance of funds from Asia-Pacific Capital Ltd. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each warrant shall entitle Asia-Pacific Capital Ltd. to purchase one additional share of common stock, at an exercise price equal to 125% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three (3) years from the date such warrant is issued.

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

January 31, 2013

NOTE 8 – STOCK TRANSACTIONS (CONTINUED)

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to Asia-Pacific for cash in the amount of $0.50 per share for a total of $25,000.

On November 23, 2011, the Company amended the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in the original agreement is deleted and replaced with:  “Unit Price means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share”. Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

On February 22, 2012, the Company entered into and closed a lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital to date)  pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. In consideration for the above leases the Company issued 24,155,435 restricted shares of its common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the VWAP of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties.

As of January 31, 2013 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 1.335 years as of January 31, 2013. As these warrants are so far out of the money no value was allocated to them. As of January 31, 2013 no warrants had been exercised.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

On February 5, 2013 Asher Enterprises elected to convert $15,000 of the principal Convertible Note of July 11, 2012 of $32,500 into 1,875,000 shares of common stock at a conversion price of $0.008 per share. The Company has a balance due of $2,500 remaining under the convertible note.

On February 19, 2013 Asher Enterprises elected to convert $2,500 of the principal and $1,300 accrued interest of the Convertible Note of July 11, 2012 in the amount of $32,500 into 426,966 shares of common stock at a conversion price of $0.0089 per share. The Company has a balance due of zero remaining under the convertible note.

Effective February 19, 2013, Daniel Martinez-Atkinson resigned as secretary, treasurer, chief financial officer and director. His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Martinez-Atkinson’s resignation, Ian A. Spowart was appointed as secretary, treasurer and chief financial officer to fill the ensuing vacancy, effective February 19, 2013.

Also effective February 19, 2013, Dennis Irwin and James William Anderson were appointed as members to the Company’s Board of Directors. Effective February 25, 2013, Richard Clark Webb was appointed as a member to the Company’s Board of Directors.

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

On July 19, 2010, we entered into a share issuance agreement with Asia-Pacific Capital Ltd. whereby Asia-Pacific shall make available of up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia-Pacific upon written notice on or before the completion date in accordance with the notice provisions of the agreement. Upon receipt of an advance from Asia-Pacific under the terms of the agreement, we will issue units of our securities to Asia-Pacific. Each unit shall consist of one share of the common stock of our company and one and a half share purchase warrant. The number of units of our company are determined at a price that is the higher of either: (a) $0.50, or (b) 90% of the volume weighted average of the closing price of our company’s common stock, for the five banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed to by our company and Asia-Pacific. Each warrant shall entitle the holder to purchase one additional share of common stock at an exercise price of 125% of the unit price upon issue and for a period of three years.

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement, Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of January 31, 2013 our company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

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

In consideration for the above leases our company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price of common stock for the 10 banking days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2013 which are included herein.

Three and six month periods ending January 31, 2013 and 2012 and from June 6, 2006 (inception) to January 31, 2013

	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,		Six Months Ended January 31,	June 6, 2006 (Inception) through January 31, 2013

	2013	2012	2013		2012
Revenues	$-	$-	$-		$-	$26,778
Total operating and G&A expenses	$(57,198)	$(60,193)	$(118,606)		$(131,467)	$(1,563,923)
Other income (expense)	$(26,119)	$-	$(69,877)	$		$(70,555)
Net Loss	$(83,317)	$(60,193)	$(188,483)		$(131,467)	$(1,607,700)

Expenses

Our total expenses for the three and six month periods ended January 31, 2013 and 2012 and June 6, 2006 (inception) to January 31, 2013 are outlined in the table below:

	Three	Three	Six	Six	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013
Operating Costs	$7,214	$6,593	$7,214	$12,879	$49,588
Impairment expense	$-	$-	$-	$-	$626,536
Professional fees	$7,442	$8,778	$25,195	$19,601	$136,844
General and administrative	$42,542	$44,822	$86,197	$98,987	$750,955

Total expenses for the three and six months ended January 31, 2013, decreased by $2,995 and $12,861, respectively, as compared to the three and six months ended January 31, 2012. The decrease was primarily a result of a decrease in professional and general and administrative expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At January 31,	At July 31,	Percentage
	2013	2012	Increase/Decrease
Current Assets	$2,666	$38,880	(93)%
Current Liabilities	$164,142	$134,848	22%
Working Capital	$(161,476)	$(95,968)	68%

Cash Flows	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2013	2012
Net Cash used in Operating Activities	$(61,214)	$(245,106)
Net Cash Provided by Financing Activities	$25,000	$95,000
Net Decrease In Cash During The Period	$(36,214)	$(150,106)

Changes in cash flow reflect an increase in both accounts and salaries payable and a decrease in the amount of capital raised.

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

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at January 31, 2013 are considered Level 3 financial instruments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer  to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer,) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of January 31, 2013 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., we issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 1.335 years as of January 31, 2013. As these warrants are so far out of the money no value was allocated to them. As of January 31, 2013 no warrants had been exercised. These securities were issued in reliance on an exemption from registration found in Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective February 19, 2013, Daniel Martinez-Atkinson resigned as secretary, treasurer, chief financial officer and director. His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.  Concurrently with Mr. Martinez-Atkinson’s resignation, Ian A. Spowart was appointed as secretary, treasurer and chief financial officer to fill the ensuing vacancy, effective February 19, 2013.

Also effective February 19, 2013, Dennis Irwin and James William Anderson were appointed as members to our company’s board of directors.

Effective February 25, 2013, our company appointed Richard Clark Webb as a member to our board of directors.

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

10.9	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
10.10	Asset Purchase Agreement between our company and Langold Enterprises Limited dated February 22, 2012 (Incorporated by reference from our Current Report on Form 8-K filed on February 24, 2012)
10.11	Consulting Agreement between our company and Peter Gawith dated March 1, 2012. (Incorporated by reference from our Annual Report on Form 10-K filed on November 13, 2012).
10.12	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated November 19, 2012. (Incorporated by reference from our Quarterly Report on Form 10-Q filed on December 14, 2012)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP.
(Registrant)

Dated: March 25, 2013	/s/ Ian A. Spowart
Ian A. Spowart
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)