Form 10-Q
period 2013-04-30
LIBERTY ENERGY CORP.
filed 2013-06-14
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013.

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

Two Allen Center, Suite 1600, 1200 Smith Street, Houston, TX, 77002
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
96,245,733 common shares issued and outstanding as of June 14, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

20

Item 4.  Controls and Procedures

20

PART II - OTHER INFORMATION

21

Item 1.  Legal Proceedings

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.  Defaults Upon Senior Securities

21

Item 4.  Mining Safety Disclosures

21

Item 5.  Other Information

21

Item 6.  Exhibits

23

SIGNATURES

25

PART I - FINANCIAL INFORMATION

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Liberty Energy Corp., unless otherwise indicated.

Item 1.  Financial Statements

Our unaudited interim financial statements for the three months and nine- month period ended April 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	April 30,	July 31,
	2013	2012
	(Unaudited)

Current Assets
Cash	$4,118	$38,880

Total Current Assets	4,118	38,880

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$368,057	$402,819

Current Liabilities
Accounts Payable	$75,272	$52,070
Loans Payable	61,126	75,778
Accounts Payable - Related Parties	102,300	7,000

Total Current Liabilities	238,698	134,848

Stockholders' Equity

Common stock, $0.001 par value, 150,000,000 shares
authorized; 96,243,130 and 88,527,270 shares issued
and outstanding as of April 30, 2013 and
July 31, 2012 respectively	96,243	88,527
Additional paid-in capital	1,775,015	1,598,661
Deficit accumulated during exploration stage	(1,741,899)	(1,419,217)

Total Stockholders' Equity	129,359	267,971

Total Liabilities &
Stockholders' Equity	$368,057	$402,819

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					June 6, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013

Revenues

Revenues	$-	$-	$-	$-	$26,778

Operating Costs

Operating Costs	3,600	7,573	10,814	20,453	53,188
Impairment Expense	-	-	-	-	626,536
Total Operating Expense	3,600	7,573	10,814	20,453	679,724
Gross Profit	(3,600)	(7,573)	(10,814)	(20,453)	(652,946)

General & Administrative Expenses
Professional Fees	4,315	13,366	29,510	32,967	141,159

General & Administrative	83,846	63,374	170,043	162,361	829,801

Total General & Administrative Expenses	(88,161)	(76,740)	(199,553)	(195,328)	(970,960)

Other Income/(Expense)
Interest expense	(17,060)	-	(83,341)	-	(89,119)
Loss on derivative liability	(25,378)	-	(28,974)	-	(28,974)
Gain from currency exchange	-	-	-	-	100
	(42,438)	-	(112,315)	-	(117,993)

Net loss	$(134,199)	$(84,313)	$(322,682)	$(215,781)	$(1,741,899)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of	96,096,727	81,704,336	91,555,655	62,719,566
common shares outstanding

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(322,682)	$(215,781)	$(1,741,899)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-	-	626,536
Write off of ARO liability	-	-	33,048
Amortization of debt discount	75,000	-	75,000
Amortization of deferred financing costs	5,000	-	10,000
Loss on derivative liability	28,974	-	28,974
Stock compensation	2,500	-	4,750
Changes in operating assets and liabilities:
Accounts Payable	121,446	(108,176)	159,290

Net cash used in operating activities	(89,762)	(323,957)	(804,301)

CASH FLOWS FROM INVESTING ACTIVITIES

Addition of Oil and Gas Properties	-	-	(737,581)

Net cash provided by (used in) investing activities	-	-	(737,581)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	170,000	1,396,000
Loan payable - related party	-	-	25,000
Loan Payable	55,000	-	125,000

Net cash provided by financing activities	55,000	170,000	1,546,000

Net increase (decrease) in cash	(34,762)	(153,957)	4,118

Cash at beginning of period	38,880	154,557	-

Cash at end of period	$4,118	$600	$4,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non Cash Activity
Related Party Debt Forgiven	-	25,000	25,000
Lease acquired through issuance of stock	-	3,273,486	263,938
ARO Assets	-	-	56,328
Reversal of Oil and Gas Assets through Notes	-	-	(300,000)
Discount on oil and gas properties	-	10,946	10,946
Write off derivative liability for the notes converted	103,750	-	103,750
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	44,200	-	44,200
Shares issued for conversion of note payable issued on July 11, 2012 and interest of $1,300	33,800	-	33,800

The accompanying notes are an integral part of these unaudited financial statements.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the “Company”) was incorporated on June 6, 2006 under the laws of the State of Nevada. The Company is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced almost no revenues and will continue to report as an exploration stage company until significant revenues are produced. The Company’s principal activity is the exploration and development of oil and gas properties. Properties are located in the United States of America.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended April 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended July 31, 2012 filed in our Annual Report on Form 10K filed on November 13, 2012.

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

April 30, 2013

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and natural gas properties.  Under this method, all costs incurred in the exploration, acquisition and development, including that for the unproductive wells are capitalized in separate cost centers for each country.  Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

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

The Company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At April 30, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities recognized since August 1, 2012 were considered Level 3 financial instruments. There were no derivatives at April 30, 2013.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Anton Lease lapsed on January 9, 2011. The tract had 1 shut-in well and based on historical data, discussions with their operators and geologists the Company determined that it would not be cost effective to pursue the well,  therefore the lease was allowed to lapse and $3,512 of leasehold cost were written off.

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

Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract was delayed pending notification from his estate. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. retained the 1/64th of the 1% interest in the A-Lovech exploration block, which is recorded in our financial statements with a value of  $100,000.

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

April 30, 2013

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal to the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other sources of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific, this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of April 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 27, 2011, Mr. Spowart, CEO converted a debt outstanding totaling $25,000, to contributed capital.

On February 22, 2012, the Company entered into and closed a 3-year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager of Asia-Pacific, the Company’s primary source of capital to date) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas, which the Company recorded at the value of the stock and cash contributed, $263,932.

Effective March 27, 2013, James William Anderson resigned as a member of our Company’s board of directors.

At April 30, 2013, the Company owed $21,300 to current officers and directors and $81,000 to two former officers and directors. Because the former officers each own approximately 16% of the Company’s outstanding stock, we have reported the liability as owing to related parties. All amounts owing to related parties relate to fees related to services provided.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The May 23, 2012 Convertible Note

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc. (“Asher”). Pursuant to the Agreement, Asher purchased an 8% convertible note (the “May Note”) in the aggregate principal amount of $42,500 due on February 25, 2013. $40,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, is due on February 25, 2013 at an interest rate of 8% per annum. On November 19, 2012, the note had not been repaid and became eligible for treatment as a derivative.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $60,284 as a derivative liability and a loss on the derivative liability of $17,784. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.04, a conversion price of $0.0174, expected volatility of 172%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.16%. The original discount on the convertible loan was $42,500, all of which had been fully accreted by April 30, 2013.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

During the quarter, Asher converted $42,500 of note payable along with the interest of $1,700. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.020-$0.040, a conversion price of $0.0115-$0.0179, expected volatility of 141.25%-289.31%, no expected dividends, an expected term of 0.13-0.23 years and a risk-free interest rate of 0.12%-0.18%. On December 3, 2012, Asher converted $15,000 of May Note principal into 842,697 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $5,230. On December 11, 2012, Asher converted $12,000 of May Note principal into 800,000 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $11,973. On January 7, 2013, Asher converted the remaining $15,500 of principal and $1,700 accrued interest on the May Note into 1,977,011 shares of common stock. The Company recorded a loss of $3,739 on the final conversion of the derivative liability.

The July 12, 2012 Convertible Note

On July 12, 2012, the Company entered into a Securities Purchase Agreement with Asher. Pursuant to the Agreement, Asher purchased an 8% convertible note (“The July Note”) in the aggregate principal amount of $32,500. $30,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, is due on April 16, 2013 at an interest rate of 8% per annum. On January 7, 2013, the note had not been repaid and became eligible for treatment as a derivative.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $31,776. The initial fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0116, expected volatility of 205%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.15%. The discount on the convertible loan was $32,500, all of which had been fully accreted by April 30, 2013.

On January 29, 2013, Asher converted $15,000 of July Note principal into 1,774,186 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $724. On February 6, 2013, Asher converted $15,000 of July Note principal into 1,875,000 shares of common stock. The Company revalued the derivative liability as of that date and recorded a loss of $16,444. On February 19, 2013, Asher converted $3,800 of July Note principal and $1,300 of interest into 426,966 shares of common stock. The Company revalued the derivative liability as of that date and recorded a loss of $8,934. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.015-$0.045, a conversion price of $0.08-$0.0089, expected volatility of 204.78%-257.65%, no expected dividends, an expected term of 0.13-0.27 years and a risk-free interest rate of 0.15%-0.17%.

The November 19, 2012 Convertible Note

On November 19, 2012, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note (the “November Note”) in the aggregate principal amount of $27,500, $25,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on November 19, 2012, is due on August 21, 2013 at an interest rate of 8% per annum.  The Company paid the debt in full in May 2013 before the completion of 180 days from the date of funding.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

The April 10, 2013 Convertible Note

On April 10, 2013, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note (the “April Note”) in the aggregate principal amount of $32,500, $30,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 61% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on April 16, 2013, is due on January 15, 2014 at an interest rate of 8% per annum.  The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date the contingency of the conversion feature is settled which is 180 days from inception of the note.

NOTE 8 – STOCK AND WARRANT TRANSACTIONS

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

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company. As of July 31, 2012 the Company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

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

As of April 30, 2013 and as part of the agreement with its main investor, Asia-Pacific Capital Ltd., the Company had issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 1.091 years as of April 30, 2013. As these warrants were so far out of the money at issuance, no value was allocated to them. As of April 30, 2013 no warrants had been exercised.

LIBERTY ENERGY CORP.

(f/k/a DMA MINERALS INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

On April 11, 2013, the Company entered into a stock purchase agreement with Petro Fund 1 (“PF1”),a Houston, Texas-based upstream oil and gas fund, pursuant to which the investor agreed to advance up to $3,650,000  to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $ 0.05, or 95% of the volume-weighted average of the closing price of common stock, for the 10 days immediately preceding the date of receipt of notice from the Company for the advance of funds from the investor. Each unit shall consist of one share (restricted) of the common stock of the Company. The Company shall use up to $150,000 of Advances to extinguish existing debts, fund operating expenses, working capital and general corporate activities. Subject to the foregoing, the Company may use any balance of the Advances up to$3,500,000 to fund mergers and acquisitions (including related legal and, accounting expenses) or the purchase of capital assets, with any such Advances to be approved by PF1.No funding was received as of the quarter ending April 30, 2013.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

Effective May 1, 2013, Ian Spowart resigned as secretary, chief executive officer and director. His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Spowart’s resignation, Miles D. Bender was appointed as Chief Executive Officer and Director to fill the ensuing vacancy, effective May 1, 2013. Further Mr. Bender was also appointed President and Chairman of the Board of Directors. Also effective May 1, 2013, William T. (“Bill”) Jones was appointed chief operating officer.  Mr. Bender and Mr. Jones will each receive 500,000 shares of common stock for the agreeing to serve the Company for six months. Those shares had not been issued as of June 14, 2013.

Mr. Bender has been involved in the energy business for twenty-nine years. He was a founder, President and CEO of National Energy Group, Inc. (“NEG”), which he took public. During his career he raised over $350 million for various enterprises. NEG was later sold in 2006 to publically traded SandRidge Energy (NYSE: SD). He was President of the Georgia Oil and Gas Association and a Director and member of the Executive Committee of the Independent Petroleum Association of America (IPAA). He graduated from the University of Buffalo with a B.A. in Business Administration in 1959 and has been the Chief Executive Officer of Bridge Energy, Inc. since 2006.

Mr. Jones has been a licensed Petroleum Engineer for 40 years. In 2004, he formed Redmon Oil Company in Dallas, Texas. Prior to that, he was Chief Operating Officer and Principal of Lynx Production Company, Dallas, Texas, from 1999 to 2004. Mr. Jones joined National Energy Group, Inc. of Dallas, Texas, as Vice President, Production and Engineering in 1994 and was promoted to Senior Vice President, Operations in 1996. After receiving a B.S. degree in Petroleum Engineering from Mississippi State University in 1968, he began his career with Shell Oil Company in Houston, Texas. In 1973, Mr. Jones joined Tenneco Oil Company. After Tenneco Oil, Mr. Jones held various engineering and management positions with several independent oil companies in Dallas and Ft. Worth, Texas. From 1989 to 1991, he was Senior Petroleum Engineer for Snyder Oil Company in Fort Worth before moving to Abilene to become Chief Operating Officer of Ard Drilling Company from 1992 until 1994. He is 67 years old.

Effective June 1, 2013, Mr. Bender resigned as Secretary; and Dennis Irwin, Chief Financial Officer, Treasurer and Director was appointed Secretary.

Per the April 11, 2013 agreement with Petro Fund 1 (See Note 8.), the Company agreed to issue Petro Fund 1,548,921 shares of common stock for $43,000 cash on May 23, 2013. The Company received the cash on May 24, 2013, but had not issued those shares as of June 14, 2013.

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

On September 22, 2009 we entered into a purchase and sales agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths overriding royalty interest in the A-Lovech exploration block in Bulgaria. Mr. Athens passed away between the date the contract was executed and full payment was made. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between our company and William C. Athens. Under the terms of the agreement our company retained the 1/64th of the 1% interest in the A-Lovech exploration block and Mr. Athens’ estate retained the $100,000 which is recorded in Oil and gas properties.

On February 12, 2010, our company entered into consulting agreements with Daniel Martinez-Atkinson and Ian Spowart, whereby our company agreed to retain Daniel Martinez-Atkinson to the position of chief financial officer and Ian Spowart to the position of chief executive officer of our company.  As compensation, the agreements provide for monthly payments of $5,000 to Daniel Martinez-Atkinson and $6,500 to Ian Spowart. Mr. Martinez-Atkinson resigned as chief financial officer on February 19, 2013 and Ian Spowart resigned as treasurer and chief financial officer on March 28, 2013 and as secretary, chief executive officer and director on May 1, 2013.

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000. As of April 30, 2013 our company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.

On November 23, 2011, we entered into an amending agreement to the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific on July 19, 2010. The parties have agreed to amend the pricing mechanisms of the unit price within the original agreement.  Accordingly, the unit price has been amended to mean a price equal 95% of the volume weighted average of the closing price of common stock for the 10 banking days immediately preceding the date of the advance notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share.

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

In consideration for the above leases we issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price of common stock for the 10 banking days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms length but rather was related party. Our company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted stock of our company which was valued at $243,932 for a total consideration of $263,932.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Under which Mr. Gawith provided consulting services in regards to our company’s management and operations.  As compensation, our company agreed to pay cash remuneration to Mr. Gawith pursuant to invoices rendered on a monthly basis by Mr. Gawith at a rate of US $500 per day, pro-rated for the amount of time spent on our company’s business and share remuneration of 25,000 shares on a quarterly basis during the term of the agreement. As of April 30, 2013, 75,000 shares had been issued.  Mr. Gawith resigned on December 2, 2012 and his consulting agreement has been terminated.

Effective March 25, 2013, our company agreed to pay all directors $7,500 for their first six months of service to be paid in either stock or cash.On March 28, 2013, upon the appointment of Dennis Irwin as our treasurer and chief financial officer, we agreed to provide Mr. Irwin with compensation of $3,000 per quarterly filing, $6,000 per annual filing and $150 per hour for additional accounting work outside of the scope of a director’s responsibilities, as assigned by our company. All fees are to be paid in stock until our company decides there is sufficient operating cash flow to pay his fees in cash.

Effective April 12, 2013, we entered into a share issuance agreement dated April 11, 2013 with Petro Fund 1.  Pursuant to the agreement, Petro will make available up to $3,650,000 in funds on request by and to our company until April 11, 2016, which may be extended up to 12 months.  Upon receipt by our company of any funds pursuant to the agreement, we will issue to Petro, in lieu of repayment of funds provided, a number of common shares of our company equal to the value of funds provided at a deemed price per share equal to 95% of the volume weighted average of the closing price of our common stock for the 10 banking days preceding the request of funds and at no less than $0.05 per share.  Pursuant to the agreement, our company agreed to issue Petro Fund 1,548,921 shares of common stock for $43,000 cash on May 23, 2013. Our company received the cash on May 24, 2013, but had not issued those shares as of June 14, 2013.

Also effective April 12, 2013, we entered into a securities purchase agreement with Asher Enterprises, Inc. dated April 10, 2013. Under the terms of the securities purchase agreement we issued an 8% convertible promissory note, in the principal amount of $32,500, which note matures on January 15, 2014 and may be converted into shares of our company’s common stock at a rate of 61% of the market price on any conversion date, any time after 180 days from April 10, 2013.  Our company has the right to prepay the note within 30 days of April 10, 2013, in consideration of the payment of an amount equal to 115%, multiplied by the sum of (1) the then outstanding principal amount of the note; (2) accrued and unpaid interest on the unpaid principal; (3) default interest, if any; and (4) any fees, pursuant to the agreement, related to the late delivery of converted shares. Our company received the sum of $32,500 principal under the note on April 10, 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2013 which are included herein.

Three and nine month periods ending April 30, 2013 and 2012 and from June 6, 2006 (inception) to April 30, 2013

	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,	June 6, 2006 (Inception) through April 30, 2013

	2013	2012	2013	2012
Revenues	$-	$-	$-	$-	$26,778
Total operating and G&A expenses	$(91,761)	$(84,313)	$(210,367)	$(215,781)	$(1,650,684)
Other income (expense)	$(42,438)	$-	$(112,315)	$-	$(117,993)
Net Loss	$(134,199)	$(84,313)	$(322,682)	$(215,781)	$(1,741,899)

Expenses

Our total expenses for the three and nine month periods ended April 30, 2013 and 2012 and June 6, 2006 (inception) to April 30, 2013 are outlined in the table below:

	Three	Three	Nine	Nine	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
Operating Costs	$3,600	$7,573	$10,814	$20,453	$53,188
Impairment expense	$-	$-	$-	$-	$626,536
Professional fees	$4,315	$13,366	$29,510	$32,967	$141,159
General and administrative	$83,846	$63,374	$170,043	$162,361	$829,801

Total expenses for the three months ended April 30, 2013, increased by $7,448 compared to the three months ended April 30, 2012, primarily due to higher general and administrative expenses.

Total expenses for the nine months ended April 30, 2013, decreased by $5,414, as compared to the nine months ended April 30, 2012. The change resulted from lower operating costs.

Liquidity and Financial Condition

Working Capital
	At April 30,	At July 31,	Percentage
	2013	2012	Increase (Decrease)
Current Assets	$4,118	$38,880	(89)%
Current Liabilities	$238,698	$134,848	77%
Working Capital	$(234,580)	$(95,968)	(144)%

Cash Flows	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2013	2012
Net Cash Used in Operating Activities	$(89,672)	$(323,957)
Net Cash Provided by Financing Activities	$55,000	$170,000
Net Decrease In Cash During The Period	$(34,762)	$(153,957)

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

Our company’s federal tax returns for the years ended 2006 through 2011 are open to examination. At April 30, 2013, our company evaluated our open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. Our company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. Our company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. Our company’s derivative liabilities recognized since August 1, 2012 were considered Level 3 financial instruments. There were no derivatives at April 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of April 30, 2013 and as part of the agreement with our main investor, Asia-Pacific Capital Ltd., we issued warrants to purchase 5,807,752 common shares . The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 1.091 years as of April 30, 2013. As these warrants were so far out of the money no value was allocated to them. As of April 30, 2013 no warrants had been exercised. These securities were issued in reliance on an exemption from registration found in Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective March 27, 2013, James William Anderson resigned as a director of our company.  His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Effective March 28, 2013, our company reduced the number of directors to three.

Also on March 28, 2013, our company appointed Dennis Irwin, a director of our company, as treasurer and chief financial officer.

Effective May 1, 2013, Ian Spowart resigned as Secretary, Chief Executive Officer and Director. His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Spowart’s resignation, Miles D. Bender was appointed as Secretary, Chief Executive Officer and Director to fill the ensuing vacancy, effective May 1, 2013. Further Mr. Bender was also appointed President, Secretary and Chairman of the Board of Directors.

Also effective May 1, 2013, William T. (“Bill”) Jones was appointed Chief Operating Officer.

Effective June 1, 2013, Mr. Bender resigned as Secretary; and Dennis Irwin, Chief Financial Officer, Treasurer and Director was appointed Secretary.  Mr. Bender’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Our board of directors now consists of Richard Clark Webb, Dennis Irwin and Miles D. Bender.

Our officers consist of Miles D. Bender acting as chief executive officer, president and chairman of the board, Dennis Irwin, acting as chief financial officer, secretary and treasurer and William T. Jones acting as chief operating officer.

Miles D. Bender, Chief Executive Officer, President, Chairman of the Board and Director (Age 76)

Mr. Bender has been involved in the energy business for twenty-nine years. He was a founder, president and chief executive officer of National Energy Group, Inc. (“NEG”), which he took public. During his career he raised over $350 million for various enterprises. NEG was later sold in 2006 to publically traded SandRidge Energy. He was president of the Georgia Oil and Gas Association and a director and member of the executive committee of the Independent Petroleum Association of America. He graduated from the University of Buffalo with a B.A. in Business Administration in 1959 and has been the chief executive officer of Bridge Energy, Inc. since 2006.

William T. (“Bill”) Jones, Chief Operating Officer (Age 67)

Mr. Jones has been a licensed petroleum engineer for 40 years. In 2004, he formed Redmon Oil Company in Dallas, Texas. Prior to that, he was chief operating officer and principal of Lynx Production Company, Dallas, Texas, from 1999 to 2004. Mr. Jones joined National Energy Group, Inc. of Dallas, Texas, as vice president, production and engineering in 1994 and was promoted to senior vice president, operations in 1996. After receiving a B.S. degree in petroleum engineering from Mississippi State University in 1968, he began his career with Shell Oil Company in Houston, Texas. In 1973, Mr. Jones joined Tenneco Oil Company. After Tenneco Oil, Mr. Jones held various engineering and management positions with several independent oil companies in Dallas and Ft. Worth, Texas. From 1989 to 1991, he was senior petroleum engineer for Snyder Oil Company in Fort Worth before moving to Abilene to become chief operating officer of Ard Drilling Company from 1992 until 1994.

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

10.9	Amending Agreement between our company and Asia-Pacific Capital Ltd. dated November 23, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on November 25, 2011).
10.10	Asset Purchase Agreement between our company and Langold Enterprises Limited dated February 22, 2012 (Incorporated by reference from our Current Report on Form 8-K filed on February 24, 2012)
10.11	Consulting Agreement between our company and Peter Gawith dated March 1, 2012. (Incorporated by reference from our Quarterly Report on Form 10-Q filed on June 14, 2012).
10.12	Securities Purchase Agreement between our company and Asher Enterprises Inc. dated November 19, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 14, 2012)
10.13	Share Issuance Agreement between our company and Petro Fund 1 dated April 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2013)
10.14	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2013)
10.15	Convertible Promissory Noted between our company and Asher Enterprises, Inc. dated April 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended April 30, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP.
(Registrant)

Dated: June 14, 2013	/s/ Miles D. Bender
Miles D. Bender
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2013	/s/ Dennis Irwin
Dennis Irwin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)