Form 10-K
period 2013-07-31
LIBERTY ENERGY CORP.
filed 2013-11-21
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2013.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-54596

(Commission file number)

LIBERTY ENERGY CORP

(Exact name of small business issuer as specified in its charter)

Nevada	205024859	(832) 649-2652
(State or other jurisdiction	(IRS Employer	(Registrant’s tel. number)
of incorporation or organization)	Identification No.)

2425 Fountain View Drive, Suite 300, Houston, TX 77057
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
[ ] Yes [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2013 was $411,883 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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
99,141,334 shares of common stock issued & outstanding as of November 8, 2013
DOCUMENTS INCORPORATED BY REFERENCE None

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Liberty Energy Corp, a Nevada corporation, unless otherwise indicated.

ITEM 1.  BUSINESS

SUMMARY

We are an exploration stage company with nominal or no revenues and a limited operating history. Our company was incorporated in the State of Nevada on June 6, 2006 under the name “DMA Minerals Inc.” to engage in the acquisition, exploration and development of natural resource properties. Our principal executive offices are located at 2425 Fountain View Drive, Suite 300, Houston, TX 77057. The U.S. telephone and fax numbers are (832) 649-2652 and (832) 575-1051 respectively.

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

Our stock is listed on the OTC Bulletin Board under the symbol "LBYE".  Active trading of the stock began on March 15, 2010.

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

In concurrence with these agreements, we changed management, entered the oil and gas business, and ceased all activity in our former business of mineral exploration. Our focus is now on the exploration, acquisition, development, production and sale of crude oil and natural gas. We are qualified to do business in the State of Texas under the name “Liberty Energy Corp”.  We have not undergone bankruptcy, receivership, or any similar proceeding.

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

On March 8, 2011, we entered into a letter agreement to amend the share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to us and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced. As of July 31, 2013 we have issued a total of 3,998,048 shares of our company to Asia Pacific for a total cash amount of $1,055,000 under the terms of the above mentioned agreement.  In addition, as of July 31, 2013, the Company had issued 5,807,752 warrants to Asia-Pacific Capital Ltd. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and none of these warrants have been exercised.

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

On February 22, 2012, we entered into and closed a 3 year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager with Asia-Pacific, the Company’s primary source of capital) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas. The interests which were assigned to us are three year leases to the following properties:

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

In consideration for the above leases we issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific, this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3-year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932.

On March 1, 2012, we entered into a consulting agreement with Peter Gawith for a period of three years, ending February 28, 2015.  Mr. Gawith will provide consulting services in regards to our company’s management and operations. Pursuant to the agreement, Mr. Gawith will receive a share remuneration of 25,000 shares in arrears on a quarterly basis during the term of the agreement.  For the three months ending May 31, 2012 and August 31, 2012, we issued 25,000 shares of common stock for the services provided for the two quarters. The shares were issued on June 1, 2012 and September 1, 2012, respectively.  Mr. Gawith resigned on December 2, 2012 and the consulting agreement has been terminated.  As of July 31, 2013, 75,000 shares had been issued to Mr. Gawith.

Notes with Asher Enterprises, Inc.

On May 23, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc (“Asher”).  Pursuant to the Agreement, Asher has agreed to purchase an 8% convertible note (the “May Note”) in the aggregate principal amount of $42,500. $40,000 was funded to the Company with the remaining $2,500 recorded as legal expenses charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, was due on February 25, 2013 at an interest rate of 8% per annum. During the quarter ended April 30, 2013, Asher converted $42,500 of note payable along with the interest of $1,700. On December 3, 2012, Asher converted $15,000 of May Note principal into 842,697 shares of common stock. On December 11, 2012, Asher converted $12,000 of May Note principal into 800,000 shares of common stock. On January 7, 2013, Asher converted the remaining $15,500 of principal and $1,700 accrued interest on the May Note into 1,977,011 shares of common stock.

On July 12, 2012, the Company entered into a Securities Purchase Agreement with Asher. Pursuant to the Agreement, Asher purchased an 8% convertible note (“The July Note”) in the aggregate principal amount of $32,500. $30,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, was due on April 16, 2013 at an interest rate of 8% per annum.  On January 29, 2013, Asher converted $15,000 of July Note principal into 1,744,186 shares of common stock. On February 6, 2013, Asher converted $15,000 of July Note principal into 1,875,000 shares of common stock. On February 19, 2013, Asher converted $3,800 of July Note principal and $1,300 of interest into 426,966 shares of common stock.

On November 19, 2012, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher has agreed to purchase an 8% convertible note (the “November Note”) in the aggregate principal amount of $27,500, $25,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The November Note was due on August 21, 2013 at an interest rate of 8% per annum.  The Company paid the debt in full in May 2013 before the completion of 180 days from the date of funding.

On April 10, 2013, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note (the “April Note”) in the aggregate principal amount of $32,500, $30,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 61% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The April Note was due on January 15, 2014 at an interest rate of 8% per annum.  In October 2013, the Company issued 898,204 shares of Company Common Stock and repaid the remaining $31,118 balance of the April Note.  The Company recorded an additional liability of $25,564 as of July 31, 2013 related to the actual repayment of the April note prior to the filing of this document.

As of November 19, 2013, all amounts due by the Company to Asher have been fully paid.

On April 11, 2013, we entered into a stock purchase agreement with Petro Fund 1 (“PF1”), a Houston, Texas-based upstream oil and gas fund, pursuant to which PF1 agreed to advance up to $3,650,000 to the Company in multiple installments until April 2016 in exchange for units of the Company (comprising Company common stock) at a price equal to the higher of either $ 0.05, or 95% of the volume-weighted average of the closing price of common stock, for the 10 days immediately preceding the date of receipt of notice from the Company for the advance of funds from PF1. The Company agreed to use up to $150,000 of Advances to extinguish existing debts, fund operating expenses, working capital and general corporate activities. Subject to the foregoing, the Company may use any balance of the Advances (up to $3,500,000) to fund mergers and acquisitions (including related legal and, accounting expenses) or the purchase of capital assets, with any such Advances to be subject to the approval of PF1. Pursuant to the stock purchase agreement, we agreed to issue PF1 548,921 shares of common stock for $43,000 cash on May 23, 2013.

Thereafter, in October 2013, the Company received a further Advance from PF1 in the amount of $31,118 in exchange for the issuance of 898,204 shares of Company Common Stock.  Proceeds of the Advances were used to fund the pay-off of all outstanding indebtedness to Asher Enterprises, Inc.

Effective August 20, 2013, we executed a Letter Of Intent (“LOI”) to acquire 1,100 Acres with 17 oil wells, 4 injection wells, current production of 8 Barrels of Per Day (BOPD) from operating wells with Working Interest 75% / Net Revenue Interest 80% in Baylor County, Texas.  The consideration for this transaction is all stock. Phase 1 development on the leases includes a workover of each of the 17 wells with expectations of 2.5-4 BOPD per well after workover. This is based on recent activity, local area results and our operating partner’s expertise. There are 4 phases planned to increase the leases’ current production through workovers, radial jet horizontal drilling, recompletions and new infill drilling. Completion of this transaction is subject to the execution of a Purchase And Sale Agreement, which is presently in negotiation and is subject to final due diligence and legal review. This acquisition would be the first of several that the Company intends to pursue within the North Central Texas / Fort Worth Basin which contains numerous oil and gas producing formations consisting of both conventional and unconventional reservoirs. Some of the production trends in the area include the Strawn, Bend, Marble Falls, Barnett Shale, Chappel and Viola formations.  As of the date of this Report, the transaction has not been completed.

OUR CURRENT BUSINESS

We are an oil and gas exploration company with interests in properties in Texas and Bulgaria.  Our business plan is to acquire oil and gas properties for exploration, appraisal and development exclusively in Texas with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

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

EMPLOYEES

As of November 19, 2013, we have no employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations. Our officers and directors do not currently work for cash compensation and presently receive only stock compensation.  The Company intends to revisit executive compensation when the situation warrants.

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

ITEM 1A.  RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our executive offices are located at 2425 Fountain View Drive, Suite 300, Houston, TX 77057. We believe that our current premises are sufficient to meet our present needs and do not anticipate the need to secure any additional space.  We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

TransAtlantic Petroleum confirmed the Peshtene R-11 well ("Peshtene"), located on the A-Lovech exploration license, targeted the Middle Jurassic age Etropole formation. Peshtene was successfully drilled in a total of 56 days to a depth of 3190 meters, including 354 meters of Etropole argillite. Numerous gas shows were recorded in the argillite, consisting of methane, ethane and propane (C1, C2, and C3). Over 289 metres of the Jurassic age Etropole and Ozirovo whole core has been taken from the well. The Ozirovo formation produces nearby in the Chiren Gas Field and in TransAtlantic's Deventci R1 discovery well, 36 kilometers to the east.

Transatlantic Petroleum have confirmed that petrophysical analysis of the Etropole formation indicates net pay of 114 meters, with an average porosity of 6% and water saturation of 48%. Comprehensive core analysis by Core Laboratories was completed in the first quarter of 2012. The core data from the Etropole argillite and Ozirovo carbonate will be evaluated for reservoir rock properties, geochemical analysis, and rock mechanics. The results of the core and well log analysis will help to design and plan the future completion procedure for the well.2 Peshtene was completed and tested in Q2, 2012. Based on the data recovered to date, Direct Petroleum Bulgaria EOOD ("Direct Bulgaria"), has applied to the government of Bulgaria for a Production Concession (the "Stefanetz Concession"). The Stefanetz Concession is expected to cover an area up to 1,600 square kilometers (395,000 acres) for a term of up to 35 years.  TransAtlantic also plans to complete the Deventci R-2 well later this year.

Further to the completion of the transactions in the purchase and sale agreement, we have begun a thorough search and review of other assets in this part of Europe, with a view to engaging in similar low risk opportunities.

TEXAS PROJECTS

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific, this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Company common stock which was valued at $243,932 for a total consideration of $263,932.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 150,000,000 common shares, par value $.001 per share.  On July 31, 2013, there were 98,243,130 common shares issued and outstanding.

Our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol "LBYE". Our shares have only experienced trading activity since March 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
July 31, 2013	$0.10	$0.02
April 30, 2013	$0.12	$0.01
January 31, 2013	$0.07	$0.01
October 31, 2012	$0.08	$0.04
July 31, 2012	$0.09	$0.07
April 30, 2012	$0.14	$0.11
January 31, 2012	$0.06	$0.05
October 31, 2011	$0.09	$0.08

As of November 8, 2013, we have 18 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr. Henderson, NV 89014.

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from August 1, 2012 to the present date which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Peter Gawith	September 11, 2012	Common	25,000	Advisory Board Services
Peter Gawith	December 4, 2012	Common	25,000	Advisory Board Services
Asia-Pacific Capital Ltd.	January 31, 2013	Common	126,213	Share Issuance Agreement
Asher Enterprises, Inc.	Various	Common	8,564,064	Debt Conversion
Miles D. Bender	August 1 & 7, 2013	Common	1,000,000	Officer compensation
William Jones	August 1 & 7, 2013	Common	1,000,000	Officer compensation

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior filings with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Liberty Energy Corp., unless otherwise indicated.

We are an exploration stage company and have generated nominal revenues since inception and have incurred $1,113,505 in expenses through July 31, 2013. Our financial statements from inception (June 6, 2006) through the year ended July 31, 2013 report revenues of $26,778 and a net loss of $1,918,717. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas, which have now lapsed and are not recurring. We had expected to generate greater revenues from the Dahlstrom lease. However, the well underwent a significant work-over resulting in significant production downtime and decreased lease revenues for the year ended July 31, 2012. On July 25, 2012, it was determined by our company after discussions with our operators, geologists and based on historical data, that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.

To implement our business plan during the next twelve months, we need to develop and/or acquire additional oil interests which will be revenue-generating. Our failure to do so will hinder our ability to increase the size of our operations and to generate revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations and may need to curtail our existing operations.

For the period of inception (June 6, 2006) through July 31, 2013, our total operating expenses were $679,724, which is comprised of operating costs of $53,188 and impairment expense of $626,536. We expect that we will continue to generate operating losses for the foreseeable future.

While our operating expenses for 2013 were reduced from 2012, with the addition of acquisitions and other business, we expect that our future monthly operating expenses for 2014 will be increased in comparison with our current expense levels.  We will continue to incur significant general and administrative expenses.

The following table provides selected financial data about our company for the periods ended July 31, 2013 and 2012.

	Year Ended July 31
	2013	2012
Revenue	$-	$-
Total Operating and G&A Expenses	$347,912	$935,393
Other Income (Expenses)	$(151,588)	$(778)
Net Loss	$499,500	$936,171

Revenues

We earned no revenues during the years ended July 31, 2013 and 2012.

General Administrative Expenses

Our general administrative expenses for the year ended July 31, 2013 ($337,098) increased by approximately 18% from the year ended July 31, 2012 ($285,929) due to higher executive compensation, most of which was either accrued or paid in stock.

Liquidity and Financial Condition

As of July 31, 2013, our total current assets were $1,894 and our total current liabilities were $260,292 and we had a working capital deficit of $258,398. Our financial statements report a net loss of $499,500 for the year ended July 31, 2013, and a net loss of $1,918,717 for the period from June 6, 2006 (date of inception) to July 31, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	For the year ended July 31, 2013	For the year ended July 31, 2012
Net Cash (Used in) Provided by Operating Activities	$(107,486)	$(395,677)
Net Cash (Used In) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$70,500	$280,000
Cash (decrease) increase during the year	$(36,986)	$(115,677)

We had cash in the amount of $1,894 as of July 31, 2013 as compared to $38,880 as of July 31, 2012. We had a working capital deficit of $258,398 as of July 31, 2013 compared to working capital deficit of $95,968 as of July 31, 2012.

 For the year ended July 31, 2013, our net cash received from financing activities was $70,500, of which $43,000 came from the sale of common stock, compared to $280,000 in 2012, all of which came from the sale of common stock.

To date, our principal sources of funds have been from sales of our common stock and other securities.

Cash provided by financing activities since inception through July 31, 2013 was $1,566,500.

PLAN OF OPERATION AND CASH REQUIREMENTS

Over the next 12-month period we intend to focus our efforts on our oil and gas acquisition program and aggressive exploration and appraisal programs on our leased properties. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and issuance of convertible debt.  In the foreseeable future, we intend to utilize our stock purchase agreement with Petro Fund 1 to raise additional funding, as well as private placements of equity and judicious debt incurrence. If we are unable to secure adequate capital to continue our oil and gas exploration and development business our shareholders will lose some or all of their investment and our business will likely fail.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative, and Corporate Expenses	$ 208,000
Operating Expenses	$ 400,000
Acquisitions & Exploration	$ 5,000,000
Development	$ 1,000,000
TOTAL	$ 6,608,000

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.   Our policy is consistent with ASC 932.

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

Our company’s federal tax returns for the years ended 2009 through 2012 are open to examination. At July 31, 2013, our company evaluated our open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

US GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. Our company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. Our company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. Our company’s derivative liabilities recognized since August 1, 2012 were considered Level 3 financial instruments. There were no derivatives at July 31, 2013.

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on our company and its reporting methods.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS

JULY 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Liberty Energy Corp.

Houston, Texas

We have audited the accompanying balance sheet of Liberty Energy Corp. (the “Company") as of July 31, 2013 and 2012, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended and the period from June 6, 2006 (inception) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy Corp. as of July 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years the ended and the period from June 6, 2006 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

November 19, 2013

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	July 31,	July 31,
	2013	2012

Current Assets
Cash	$1,894	$38,880

Total Current Assets	1,894	38,880

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$365,833	$402,819

Current Liabilities
Accounts Payable	$87,928	$52,070
Loan Payable	32,500	75,000
Accrued interest	25,564	778
Accounts Payable - Related Parties	114,300	7,000
Total Current Liabilities	260,292	134,848

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 98,243,130 and 88,527,270 shares issued
and outstanding as of July 31, 2013 and
July 31, 2012, respectively	98,243	88,527
Additional paid-in capital	1,926,015	1,598,661
Deficit accumulated during exploration stage	(1,918,717)	(1,419,217)
Total Stockholders' Equity	105,541	267,971

Total Liabilities &
Stockholders' Equity	$365,833	$402,819

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statements of Operations

			June 6, 2006
	Year	Year	(inception)
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2013	2012	2013

Revenues

Revenues	$-	$-	$26,778

Operating Costs

Operating Costs	10,814	26,340	53,188
Impairment Expense	-	623,124	626,536
Total Operating Expense	10,814	649,464	679,724
Gross Profit	(10,814)	(649,464)	(652,946)

General & Administrative Expenses
Professional Fees	40,827	41,874	152,475

General & Administrative	296,271	244,058	961,030

Total General & Administrative Expenses	(337,098)	(285,929)	(1,113,505)

Other Income/(Expense)
Interest expense	(122,614)	(778)	(123,392)
Loss on derivative liability	(28,974)	-	(28,974)
Gain from currency exchange	-	-	100
	(151,588)	(778)	(152,266)

Net loss	$(499,500)	$(936,171)	$(1,918,717)

Net Loss per share
Basic earnings per share	$(0.01)	$(0.01)

Weighted average number of	92,745,896	73,785,864
common shares outstanding

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP. (An Exploration Stage Company) Statement of Changes in Shareholders’ Equity
	Common Stock	Common Stock Amount	Additional Capital Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Balance, June 6, 2006	-	-	-	-	-
Stock issued for cash on June 6, 2006
@ $0.001 per share	30,000,000	$ 30,000	$ (24,000)		$ 6,000
Net Loss, July 31, 2006				$ (615)	(615)
Balance, July 31, 2006	30,000,000	30,000	(24,000)	(615)	5,385

Stock Issued for cash on December 4, 2006
@ $0.002 per share	30,000,000	30,000	30,000		60,000
Net Loss, July 31, 2007				(14,239)	(14,239)
Balance, July 31, 2007	60,000,000	60,000	6,000	(14,854)	51,146

Net Loss, July 31, 2008				(17,113)	(17,113)
Balance, July 31, 2008	60,000,000	60,000	6,000	(31,967)	34,033

Net Loss, July 31, 2009				(13,013)	(13,013)
Balance, July 31, 2009	60,000,000	60,000	6,000	(44,980)	21,020

Stock issued for cash on September 8, 2009	400,000	400	199,600		200,000
@ $0.50 per share
Stock issued for cash on April 8, 2010	75,000	75	74,925		75,000
@ $1.000 per share
Stock issued for cash on July 22, 2010	200,000	200	99,800		100,000
@ $0.50 per share
Net Loss, July 31, 2010				(108,375)	(108,375)
Balance, July 31, 2010	60,675,000	60,675	380,325	(153,355)	287,645

Stock Issued for cash on August 27, 2010	211,864	212	124,788		125,000
@ $0.59 per share
Stock Issued for cash on September 28, 2010	115,384	115	74,885		75,000
@ $0.65 per share
Stock Issued for cash on October 29, 2010	94,340	94	49,906		50,000
@ $0.53 per share
Stock Issued for cash on December 8, 2010	169,492	169	99,831		100,000
@ $0.53 per share
Stock Issued for cash on February 14, 2011	150,000	150	74,850		75,000
@ $0.50 per share
Stock Issued for cash on March 3, 2011	200,000	200	99,800		100,000
@ $0.50 per share
Stock Issued for cash on April 25, 2011	150,000	150	74,850		75,000
@ $0.50 per share
Stock Issued for cash on July 26, 2011	300,000	300	149,700		150,000
@ $0.50 per share
Net Loss, July 31, 2011				(329,691)	(329,691)
Adjustment of share to AP	(1,403)	(1)	1		0
Balance, July 31, 2011	62,064,677	62,064	1,128,936	(483,046)	707,954
(continued on next page)

(continued from previous page)
	Common Stock	Common Stock Amount	Additional Capital Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Balance, July 31, 2011	62,064,677	$ 62,064	$ 1,128,936	$ (483,046)	707,954

Stock Issued for cash on September 27, 2011	50,000	50	24,950		25,000
@ $0.50 per share

Forgiveness of debt by Director			25,000		25,000

Stock Issued for cash on November 28, 2011	830,722	831	44,169		45,000
@ $0.05 per share

Stock Issued for cash on January 24, 2012	417,986	418	24,582		25,000
@ $0.06 per share

Stock Issued for cash on February 15, 2012	200,011	200	24,800		25,000
@ $0.12 per share

Issuance of common stock for oil and gas property	24,155,435	24,156	239,782		263,938

Stock Issued for cash on March 21, 2012	401,035	401	49,599		50,000
@ $0.12 per share

Stock Issued for cash on May 22, 2012	382,404	382	34,618		35,000
@ $0.09 per share

Shares issued for advisory board services	25,000	25	2,225		2,250

Net Loss, July 31, 2012				(936,171)	(936,171)
Balance, July 31, 2012	88,527,270	88,527	1,598,661	(1,419,217)	267,971

Shares issued for advisory board services	50,000	50	2,450		2,500
Converted debt	7,665,860	7,666	173,904		181,570
Stock to be issued to Petro Fund 1			43,000		43,000
Stock issued to officers	2,000,000	2,000	108,000		110,000

Net Loss, July 31, 2013				(499,500)	(499,500)
Balance, July 31, 2013	98,243,130	$ 98,243	$ 1,926,015	$ (1,918,717)	$ 105,541

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
(An Exploration Stage Company)
Statements of Cash Flows
			June 6, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Jul-31	Jul-31	Jul-31
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(499,500)	$(936,171)	$(1,918,717)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	-	690,397	693,909
Write off of ARO liability	-	(33,048)	(33,048)
Amortization of debt discount	75,000	-	75,000
Amortization of deferred financing costs	5,000	-	5,000
Loss on derivative liability	28,974	-	28,974
Stock compensation	112,500	2,250	114,750
Changes in operating assets and liabilities:
Accounts Receivable	-	-	-
Accounts Payable	170,540	(119,105)	207,107
Net cash used in operating activities	(107,486)	(395,677)	(827,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties	-	-	(737,581)
Net cash provided by (used in) investing activities	-	-	(737,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	43,000	205,000	1,439,000
Loan payable - related party	-	-	25,000
Repayment of loan payable	(27,500)	-	(27,500)
Proceeds from Loan Payable	55,000	75,000	130,000
Net cash provided by financing activities	70,500	280,000	1,566,500
Net increase (decrease) in cash	(36,986)	(115,677)	1,894
Cash at beginning of period	38,880	154,557	-
Cash at end of period	$1,894	$38,880	$1,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Expense Paid	$14,835	$-	14,835
Income Taxes	$-	$-	-
Non Cash Activity
Related Party Debt Forgiven	$-	$25,000	25,000
Lease acquired through issuance of stock	-	263,938	263,938
ARO Assets	-	-	56,328
Debt discount associated with derivative liability	-	-	-
Reversal of Oil and Gas Assets through Notes	-	-	(300,000)
Write-off of Discount on Oil and Gas Properties	103,750	-	103,750
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	44,200	-	44,200
Shares issued for conversion of note payable issued on July 11,2012 and interest of $1,300	28,800	-	15,000

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
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

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared assuming that future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company has no revenues or cash flow to meet operating expenses. The Company has incurred cumulative net losses since its inception and requires capital for its future operational activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition to profitable operations is necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Recent Accounting Pronouncements

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.  Our policy is consistent with ASC 932.

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

The Company’s federal tax returns for the years ended 2009 through 2012 are open to examination. At July 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.  No reclassification had any impact on the Company’s previously reported net income (loss).

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

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.  In connection with the lapse, $690,397 of leasehold cost was written off. The Company also accrued payables for $23,280 for the plugging and abandonment of wells associated with these properties which are recorded under accounts payable.

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

Mr. Athens passed away between the date the contract was executed and full payment was made, completion of the contract was delayed pending notification from his estate. On April 28, 2011, Ms. Susan W. Athens, the executor for the estate of Mr. William C. Athens, executed an agreement to terminate the purchase and sale agreement between Liberty Energy Corp. and William C. Athens. Under the terms of the agreement Liberty Energy Corp. retained the 1/64th of the 1% interest in the A-Lovech exploration block, which is recorded in our financial statements as part of oil and gas properties with a value of $100,000.

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal to the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other sources of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific, this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932 which is recorded as oil and gas properties in the accompanying balance sheets as of July 31, 2013 and 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of July 31, 2013.

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

At April 30, 2013, the Company owed $24,300 to current officers and directors and $90,000 to two former officers and directors in non-interest bearing notes. Because the former officers each own approximately 16% of the Company’s outstanding stock, we have reported the liability as owing to related parties. All amounts owing to related parties relate to fees related to services provided.

On July 31, 2013, the day of their resignation the Company issued 2,000,000 shares of common stock to Miles Bender, the former Chief Executive Officer, and William Jones, the former Chief Operating Officer, which is valued at $110,000, per its agreement with the two of them when they were hired.

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

On November 19, 2012, pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $60,284 as a derivative liability and a loss on the derivative liability of $17,784. The initial fair value of the derivative liability was determined using the Black Scholes option pricing model with a quoted market price of $0.04, a conversion price of $0.0174, expected volatility of 172%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.16%. The original discount on the convertible loan was $42,500, all of which had been fully accreted by July 31, 2013.

During the 2nd Quarter of 2013, Asher converted $42,500 of note payable along with the interest of $1,700. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.020-$0.040, a conversion price of $0.0115-$0.0179, expected volatility of 141.25%-289.31%, no expected dividends, an expected term of 0.13-0.23 years and a risk-free interest rate of 0.12%-0.18%. On December 3, 2012, Asher converted $15,000 of May Note principal into 842,697 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $5,230. On December 11, 2012, Asher converted $12,000 of May Note principal into 800,000 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $11,973. On January 7, 2013, Asher converted the remaining $15,500 of principal and $1,700 accrued interest on the May Note into 1,977,011 shares of common stock. The Company recorded a loss of $3,739 on the final conversion of the derivative liability.

In aggregate, the Company recorded a total loss of $4,320 on the conversion of the May note payable to Asher which is included as part of Loss on Derivative in the accompanying statement of operations for the year ended July 31, 2013.

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature of $31,776. The initial fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.02, a conversion price of $0.0116, expected volatility of 205%, no expected dividends, an expected term of 0.27 years and a risk-free interest rate of 0.15%. The discount on the convertible loan was $32,500 which was recorded on January 31, 2013, all of which had been fully accreted by July 31, 2013.

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

In aggregate, the Company recorded a total loss of $24,654 on the conversion of the July notes payable to Asher which is included as part of Loss on Derivative in the accompanying statement of operations for the year ended July 31, 2013.

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

In light of the fact that some of the debt would be converted before it was extinguished and that there would be a high prepayment penalty, the Company recorded the cost of the discount on conversion and the prepayment penalty at July 31, 2013, resulting in a liability of $58,064 and total related interest of $25,564.

On October 16, 2013, Asher converted $15,000 of April Note principal into 898,204 shares of common stock.

On October 28, 2013, the Company settled the note in full for $31,118, which included all accrued interest and prepayment penalties.

NOTE 8 – STOCK AND WARRANT TRANSACTIONS

On July 19, 2010, the Company entered into a stock and warrant purchase agreement with Asia-Pacific Capital Ltd. Pursuant to which the investor agreed to lend up to $4,000,000 to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $0.50, or 90% of the volume-weighted average of the closing price of common stock, for the five days immediately preceding the date of receipt of notice from the Company for the advance of funds from Asia-Pacific Capital Ltd. Each unit shall consist of one share (restricted) of the common stock of the Company and one and a half share purchase warrant. Each warrant shall entitle Asia-Pacific Capital Ltd. to purchase one additional share of common stock, at an exercise price equal to 125% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three (3) years from the date such warrant is issued.

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

As of July 31, 2012 and as part of the agreement with its primary investor, Asia-Pacific Capital Ltd., the Company issued 5,807,752 warrants. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. The warrants have a term of three years and have an average remaining contractual life of 0.839 years as of July 31, 2012. As these warrants are so far out of the money no value was allocated to them. As of July 31, 2013 no warrants had been exercised.

On April 11, 2013, the Company entered into a stock purchase agreement with Petro Fund 1 (“PF1”), a Houston, Texas-based upstream oil and gas fund, pursuant to which the investor agreed to advance up to $3,650,000  to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $0.05, or 95% of the volume-weighted average of the closing price of common stock, for the 10 days immediately preceding the date of receipt of notice from the Company for the advance of funds from the investor. Each unit shall consist of one share (restricted) of the common stock of the Company. The Company shall use up to $150,000 of Advances to extinguish existing debts, fund operating expenses, working capital and general corporate activities. Subject to the foregoing, the Company may use any balance of the Advances up to$3,500,000 to fund mergers and acquisitions (including related legal and, accounting expenses) or the purchase of capital assets, with any such Advances to be approved by PF1.

The Company agreed to issue Petro Fund 548,921 shares of common stock for $43,000 cash on May 23, 2013. The Company received the cash on May 24, 2013, but had not issued those shares as of November 19, 2013.

On July 31, 2013, the day of their resignation, the Company issued the former officers 2,000,000 shares of common stock, which it valued at $110,000. As part of the separation agreement, the Company accelerated the 500,000 shares that each were to have earned over the first six months (including 150,000 that each had not yet earned) and further awarded each an additional 500,000 shares when they left the Company.

NOTE 9 – INCOME TAXES

As of July 31, 2013, the Company had federal net operating loss carryforwards of approximately $2,000,000, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of July 31, 2013 are approximately as follows:

Federal net operating loss (@ 34%)		$650,000
Less: valuation allowance		(650,000)
Net deferred tax asset	$	---

NOTE 10 – SUBSEQUENT EVENTS

On October 16, 2013, Asher converted $15,000 of the $32,500 owing on the April Note principal into 898,204 shares of free trading common stock per their rights under the agreement.

On October 28, 2013, the Company settled the April Note in full for $31,118, which included all accrued interest.

Per the Company’s April 11, 2013 agreement with Petro Fund 1 (See Note 8.), the Company agreed to issue Petro Fund 548,921 shares of common stock for $43,000 cash on May 23, 2013. The Company received cash on May 24, 2013, but had not issued those shares as of November 19, 2013.

Effective July 31, 2013 the Company appointed Mr. Arthur ("Terry") Roy as Chief Executive Officer, President, Secretary and Chairman of the Board of Directors.

Effective July 31, 2013, Mr. Dennis Irwin resigned as Chief Financial Officer, Secretary, Treasurer, and as a Director of our Company. Mr. Irwin's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective July 31, 2013, Mr. Miles D. Bender resigned as Chief Executive Officer, President, and as a Director of our Company. Mr. Bender's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective July 31, 2013, Mr. William T. Jones resigned as Chief Operating Officer of our Company. Mr. Jones's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Also effective July 31, 2013, the Company issued Mr. Bender and Mr. Jones 1,000,000 shares of common stock each as compensation for their services.

Effective October 21, 2013 the Company appointed Mr. Robert Steven Williamson as Chief Operating Officer.

Effective November 7, 2013 the Company appointed Mr. Armando Rafael Buchanan as Chief Financial Officer and Senior Vice President.

Management has evaluated subsequent events through November 19, 2013, the date which the financial statements were available to be issued.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

SIGNIFICANT CHANGES IN MANAGEMENT TEAM AND TURNOVER:  We have suffered a number of changes in the management team and turnover which could affect our internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the status of our internal control over financial reporting that occurred during the last fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Arthur Roy	President, Secretary, Treasurer, Chief Executive Officer and Chairman of the Board of Directors	51	July 31, 2013
Richard C. Webb	Director	80	February 25, 2013
Robert Steven Williamson	Chief Operating Officer	62	October 21, 2013
Armando Rafael Buchanan	Chief Financial Officer	37	November 7, 2013

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Messrs. Roy, Webb, Williamson and Buchanan currently devote approximately 10 hours per week to company matters. In the future they will devote as much time as the board of directors deems necessary to manage the affairs of our company.

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Arthur Roy - President, Secretary, Treasurer, CEO and Chairman of the Board of Directors

Mr. Roy has been President, Secretary, Treasurer, CEO and Chairman of the Board of Directors of the Company since July 31, 2013.  He has 27 years experience in commercial and residential real estate investment, acquisitions and development. He started as licensed real estate agent for Hartley Realty Group and continued as a marketing representative for American Real Estate Group. He continued as project manager for Gateway Homes, Inc. focused on financing and building homes.   In 1995 he formed G. H. Riley Homes, Inc. and in 2000 he formed Owner-Builder Systems, Inc., both located in Houston, Texas.  These entities completed homes and developments valued in excess of $23 million dollars since their inception. In the last ten years his activities have expanded to include small cap investments and raising capital for oil & gas transactions, including the acquisition and redevelopment of distressed properties. Mr. Roy is currently serving as elected president and director of Fort Bend Municipal Utility District # 19. Mr. Roy received a BBA degree in Marketing from The University of Texas, Austin.

Richard C. Webb--Director

Mr. Webb has been a Director of the Company since February 2013.  Mr. Webb is a Managing Director, and founding partner of AWDB Capital, LLC, Investment Bankers, with an extensive background in the Houston, Texas investment and banking communities. He founded AWDB Capital, LLC, in January, 2005. Prior to the creation of AWDB Capital, he was the Vice-Chairman of Sanders Morris Harris (SMH) in Houston, Texas. SMH was the result of a merger between Harris Webb & Garrison and Sanders Morris Munday in 1999.  Mr. Webb holds licenses with FINRA including being a Registered Securities & Options Principal and Investment Banker. He received a BBA in Finance from the University of Texas and has completed the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania. Mr. Webb currently holds directorships with Bellville General Hospital Foundation and the Houston Museum of Natural Science.

Robert Steven Williamson—Chief Operating Officer

Mr. Williamson has been Chief Operating Officer of the Company since October 2013.  Mr. Williamson received his honorable discharge from the U.S. Navy in 1974 and began his oil and gas career with Petty – Ray Geophysical acquiring and processing geophysical data for evaluation and later with Exxon Company U.S.A. During the late 80′s and early 90′s he was a Principal of Petroleum Listing Service, a major oil and gas acquisition and divestiture company. Through this company, he was a part of a team of professionals that provided land, legal, geological, engineering and marketing services to oil and gas companies resulting in over one billion dollars of transactions.  Currently Mr. Williamson is the President of Domestic Energy Development, where he manages a team of professionals consisting of land, engineers and geologists with a proven track record of finding and producing oil and gas. Mr. Williamson has over 20 years operating experience in the state of Texas and participated in the development of wells in Louisiana, Kentucky, Tennessee and Oklahoma.

Armando Rafael Buchanan—Chief Financial Officer

Mr. Buchanan has been Chief Financial Officer of the Company since November 2013. He is a seasoned financial executive with nearly 14 years combined experience in Corporate Finance, Oil & Gas Accounting, Investment Management, and Business Development.  He has a diverse professional background inclusive of Upstream Energy Operations, Public Securities, and Information Technology Management.

Mr. Buchanan is also serving as Chief Financial Officer for Eagle Ford Oil Co., Inc. a Houston based Oil & Gas operating company. Eagle Ford’s operations are primarily focused in the Eagle Ford Shale trend, with shallow production in the Luling Branyon and Salt Flat Fields.  His duties there include policy making and governance of the company’s financial activities.  In addition he has direct operations oversight responsibility.  His efforts have brought continuous improvement to field cost control, resource planning, and executive reporting.

Mr. Buchanan has served in the office of Vice President of Investments with JP Morgan Chase and as a Wealth Manager at UBS. Mr. Buchanan held several consulting executive positions as a project manager for Buchanan Ventures, Inc.  In that role he served as interim CFO for Environmental Packaging Technologies, a global manufacturer of disposable tanks used in food, oil, and mineral transportation.  He also acted as Vice President for Fortune Exploration an Upstream Exploration company.

Mr. Buchanan is a graduate of the University of Houston, Bauer College of Business class of 2002 with a Bachelor’s of Business Administration in Entrepreneurship & Finance from the renowned Wolff Center for Entrepreneurship which is nationally ranked by the Princeton Review.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Arthur Roy	-	-	One (1)
Langold Enterprises Limited	-	-	One (1)

(1)  The executive officer, director or holder of 10% or more of our common stock has not timely filed Form 3 –Initial Statement of Beneficial Ownership of Securities.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended July 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. During the next six to twelve months, we hope to establish a formal audit committee, which will be responsible for: (1) selecting and overseeing our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the independent accountant and any outside advisors engaged by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nomination, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.

EXECUTIVE COMPENSATION

The following table reflects the compensation paid to the following persons:

(a)

our principal executive officer;

            (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and

            (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ian Spowart, President, Chief Executive Officer and Director(1)	2013 2012	11,000 72,000	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	11,000 72,000
Daniel Martinez-Atkinson,Chief Financial Officer, Treasurer, Secretary and Director(2)	2013 2012	10,500 66,000	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	10,500 66,000
Miles Bender, Chief Executive Officer and Director(3)	2013 2012	nil nil	nil nil	55,000 nil	nil nil	nil nil	nil nil	nil nil	55,000 nil
William Jones, Chief Operating Officer (4)	2013 2012	nil nil	nil nil	55,000 nil	nil nil	nil nil	nil nil	nil nil	55,000 nil

(1)  Mr. Spowart was appointed as the President, Chief Executive Officer and a director of our company on September 8, 2009.  He was appointed as Secretary, Treasurer and Chief Financial Officer on February 19, 2013.  He stepped down as Chief Financial Officer and Treasurer on March 27, 2013. He resigned from all remaining positions on May 1, 2013.

(2)   Mr. Martinez-Atkinson was appointed the President, Chief Executive Officer, Treasurer, Secretary and a director of our company on June 6, 2006.  Mr. Martinez-Atkinson resigned as our President and Chief Executive Officer on September 8, 2009.  He resigned from his remaining positions on February 19, 2013.

(3)  Mr. Bender was appointed Chief Executive Officer, President, Secretary and Chairman of the Board of Directors on May 1, 2013.  He resigned from all positions on July 31, 2013.

(4)  Mr. Jones was appointed Chief Operating Officer on May 1, 2013.  He resigned from all positions on July 31, 2013.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Our company had entered into Consulting Agreements with Daniel Martinez-Atkinson and Ian Spowart on an ongoing basis, dated February 12, 2010, and effective as of February 1, 2010, whereby our company agreed to retain Daniel Martinez-Atkinson to the position of Chief Financial Officer and Ian Spowart to the position of Chief Executive Officer of our company, subject to termination on 30 days notice. As compensation, the agreements provided for monthly payments of US$5,000 to Daniel Martinez-Atkinson and US$6,500 to Ian Spowart. On July 1, 2011 the directors thought it to be in the best interest of the Company to enter into an Amended Consulting Agreement with Daniel Martinez-Atkinson to increase the consulting fee to $5,500 from July 1, 2011. On June 1, 2012 the directors thought it to be in the best interest of the

Company to enter into an Amended Consulting Agreement with Ian Spowart to decrease the consulting fee to $3,500 from June 1, 2012. The contracts were both cancelled by mutual agreement on May 31, 2013.

On August 1, 2013, the Company agreed to issue an aggregate of 1,500,000 shares of common stock to Arthur Roy as compensation for his services as President, Secretary, Treasurer Chief Executive Officer and Chairman of the Board.  It was further agreed that the stock grant would vest in equal monthly installments over a twelve-month period and that Mr. Roy would have the option of deferring all or any portion of said compensation.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2013.

OPTION EXERCISES

During our Fiscal year ended July 31, 2013 there were no options exercised by our named officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding equity awards.

STOCK OPTIONS/SAR GRANTS

During the period from inception (June 6, 2006) to July 31, 2013, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended July 31, 2013 or July 31, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2013.

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

None.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 8, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Arthur Roy (officer and director) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	-	-
Richard C. Webb (director) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	-	-
Langold Enterprises Limited Dekk House, Rue de Zippora, Providence Mahe Sechelles	24,806,103	25.02%
Ian Spowart 34 Hampton Road, Town Moor Doncaster, UK, DN2 5DG,	15,400,000	15.53%
Daniel Martinez-Atkinson Mill House, Thornton Le Clay, York, UK YO60 7TJ	15,000,000	15.13%
Directors and Executive Officers as a Group (2 persons)	-	-

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 8, 2013.  As of November 8, 2013, there were 99,141,334 shares of our company’s common stock issued and outstanding.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and for fiscal year ended July 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2013 ($)	2012 ($)
Audit Fees	10,000	18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total	19,000	27,000

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY ENERGY CORP.
Date: November 21, 2013	/s/ Arthur Roy
Arthur Roy
President, Secretary, Treasurer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 21, 2013	/s/ Armando Rafael Buchanan
Armando Rafael Buchanan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Roy	President, Secretary, Treasurer and Chairman of the Board of Directors	Date: November 21, 2013
Arthur Roy

/s/ Armando Rafael Buchanan	Chief Financial Officer	Date: November 21, 2013
Armando Rafael Buchanan
/s/ Richard C. Webb	Director	Date: November 21, 2013
Richard C. Webb