Form 10-Q
period 2013-10-31
LIBERTY ENERGY CORP.
filed 2013-12-16
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2013.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-54596

(Commission file number)

LIBERTY ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	205024859	832-649-2652
(State or other jurisdiction	(IRS Employer	(Registrant’s telephone number)
of incorporation or organization)	Identification No.)

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
99,141,334 common shares issued and outstanding as of December 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended October 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	October 31,	July 31,
	2013	2013
	(Unaudited)	Audited *

Current Assets
Cash	$1,273	$1,894
Total Current Assets	1,273	1,894

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$365,212	$365,833

Current Liabilities
Accounts Payable	96,916	87,928
Loan Payable	-	32,500
Accrued Interest	3,174	25,564
Accounts Payable – Related Parties	127,425	114,300
Total Current Liabilities	227,515	260,292

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 99,141,334 and 98,243,000 shares issued
and outstanding as of October 31, 2013 and
July 31, 2013 respectively	99,141	98,243
Additional paid-in capital	1,993,181	1,926,015
Deficit accumulated during exploration stage	(1,954,625)	(1,918,717)

Total Stockholders' Equity	137,697	105,541

Total Liabilities &
Stockholders' Equity	$365,212	$365,833

* Derived from audited information

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	June 6, 2006 (inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2013	2012	2013

Revenues

Revenues	$-	$-	$26,778

Operating Costs
Operating Costs	-	-	53,188
Impairment Expense	-	-	626,536
Total Operating Expense	-	-	(679,724)

Gross Profit	-	-	(652,946)

General & Administrative Expenses
Professional Fees	34,425	17,754	186,900
General & Administrative	1,058	43,654	962,088
Total General & Administrative Expenses	(35,483)	(61,408)	(1,148,988)

Other Income/(Expense)
Interest expense	(425)	(25,974)	(123,817)
Loss on derivative liability		(17,784)	(28,974)
Gain from currency exchange	-	-	100
Total Other Income (Expense)	(425)	(43,758)	(152,691)

Net Loss	$(35,908)	$(105,166)	$(1,954,625)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of	98,410,926	88,543,574
common shares outstanding

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,908)	$(105,166)	$(1,954,625)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment Expense	-	-	693,909
Write off of ARO liability	-	-	(33,048)
Amortization of debt discount &financing	-	24,460	80,000
Loss on derivative liability	-	17,784	28,974
Stock compensation	-	1,500	114,750
Changes in operating assets and liabilities:
Accounts Payable	8,988	27,060	216,095
Accrued Interest	(10,444)	-	(10,444)
Accounts Payable – Related Parties	13,125	-	13,125
Net cash used in operating activities	(24,239)	(34,362)	(851,264)
CASH FLOWS FROM INVESTING ACTIVITIES
(Addition) Disposal of Oil and Gas Properties	-	-	(737,581)
Net cash (used in) investing activities	-	-	(737,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	1,439,000
Loan Payable - related party	-	-	25,000
Proceeds from Loan Payable	41,118	-	171,118
Repayment of Loan Payable	(17,500)	-	(45,000)
Net cash provided by (used in) financing activities	23,618	-	1,590,118
Net increase (decrease) in cash	(621)	(34,362)	1,273
Cash at beginning of period	1,894	38,880	-
Cash at end of period	$1,273	$4,518	$1,273
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non Cash Activity
Related Party Debt Forgiven	$-	$-	$25,000
Lease acquired through issuance of stock	-	-	263,938
ARO Assets	-	-	56,328
Reversal of Oil and Gas Assets through Notes	-	-	(300,000)
Write off discount on oil and gas properties	-	-	103,570
Shares issued for conversion of note payable issued on July 11, 2012 and interest of $1,300	-	-	33,800
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	-	-	44,200
Shares issued for conversion of note payable issued on April 10, 2013 and interest of $850	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013

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

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company is subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended July 31, 2013 detailed in our Annual Report on Form 10K filed on November  19, 2013.

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

The Company’s federal tax returns for the years ended 2009 through 2013 are open to examination. At October 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash, accounts payables, loan payable and accrued interest.  The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment.

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

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.  In connection with the lapse, $690,397 of leasehold cost was written off. The Company also accrued payable for $23,280 for the plugging and abandonment of wells associated with these properties as of October 31, 2013.

Bulgaria

On September 22, 2009, the Company entered into a purchase and sales agreement with William C. Athens, of Tulsa, Oklahoma. The Company agreed to acquire a total of 1/16ths of 1% of 8/8ths ORRI (overriding royalty interest) in the A-Lovech exploration block in Bulgaria for a total price of $400,000. The payments and assignments are payable in four separate $100,000 closings to take place approximately 30 days apart, from the date of execution of the agreement.

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds were $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms-length but rather was related party.  The Company corrected the error and the shares issued and the leasehold costs were recorded at the price paid by Langold on their original three year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932 which is recorded as oil and gas properties in the accompanying balance sheets as of October 31, 2013 and July 31, 2013.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of October 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable at the option of the Company in either cash or Company stock.  Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of October 31, 2013, no part of the consideration payable on account of either of the agreements has been paid.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

At October 31, 2013, the Company owed $37,425 to current officers and directors and $90,000 to two former officers and directors in non-interest bearing notes. Because the former officers each own approximately 16% of the Company’s outstanding stock, we have reported the liability as owing to related parties. All amounts owing to related parties relate to fees for services provided.

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

In the aggregate, the Company recorded a total loss of $4,320 on the conversion of the May note payable to Asher which is included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of October 31, 2013, no additional Loss on Derivative is recognized.

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

In the aggregate, the Company recorded a total loss of $24,654 on the conversion of the July Note payable to Asher which is included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of October 31, 2013 no additional Loss on Derivative is recognized.

The November 19, 2012 Convertible Note

On November 19, 2012, the Company entered into a Securities Purchase Agreement with Asher.  Pursuant to the Agreement, Asher Enterprises has agreed to purchase an 8% convertible note (the “November Note”) in the aggregate principal amount of $27,500, $25,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on November 19, 2012, is due on August 21, 2013 at an interest rate of 8% per annum.  The Company paid the November Note in full in May 2013 before the completion of 180 days from the date of funding.

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

On October 16, 2013, Asher converted $15,000 of the face amount of the April Note into 898,204 shares of common stock.

On October 28, 2013, the Company settled the amount due on the April Note in full for $31,118, which included all accrued interest and prepayment penalties, and as of October 31, 2013 there is no balance due.

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

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing the Company with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced.  As of October 31, 2013, the Company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above-mentioned agreement.

On September 27, 2011 the Company issued a total of 50,000 shares of common stock to Asia-Pacific for cash in the amount of $0.50 per share for a total of $25,000.

On November 23, 2011, the Company amended the share issuance agreement to modify the share issuance agreement originally entered into with Asia-Pacific Capital Ltd. on July 19, 2010. The parties have agreed to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in the original agreement is deleted and replaced with “Unit Price means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share”. Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.

As of October 31, 2013 and as part of the agreement with its primary investor, Asia-Pacific Capital Ltd., the Company had issued 5,807,752 warrants in the prior periods. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. As these warrants are so far out of the money no value was allocated to them. As of October 31, 2013 no warrants had been exercised.

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

On May 23, 2012, the Company entered into the May Note with face amount of the May Note together with any unpaid accrued interest being convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, was due on February 25, 2013 at an interest rate of 8% per annum. During the 2nd Quarter of 2013, Asher converted $42,500 of the face amount of the May Note together with the interest of $1,700. On December 11, 2012, Asher converted $12,000 of the face amount of the May Note.  On January 7, 2013, Asher converted the remaining $15,500 face amount of the May Note together with $1,700 accrued interest.  In the aggregate, the Company recorded a total loss of $4,320 on the conversion of the May Note, which was included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of October 31, 2013 no additional Loss on Derivative is recognized.

On July 12, 2012, the Company entered into the July Note.  The face amount of the July Note together with any unpaid accrued interest was convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, was due on February 25, 2013 at an interest rate of 8% per annum. On January 29, 2013, Asher converted $15,000 of the face amount of the July Note.  On February 6, 2013, Asher converted $15,000 of face amount of the July Note.  On February 19, 2013, Asher converted $3,800 of face amount of the July Note and $1,300 of interest.  In aggregate, the Company recorded a total loss of $24,654 on the conversion of the July Note which was included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of October 31, 2013 no additional Loss on Derivative is recognized.

On September 1, 2012, we issued 25,000 shares of common stock for the services provided for the three month quarter ended October 31, 2012. The Company recorded the shares at the market price on the issue date of $0.06 for a total consulting expense of $1,500.

On November 19, 2012, the Company entered into the November Note.  The face amount of the November Note together with any unpaid accrued interest was convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The November Note was issued on November 19, 2012, was due on August 21, 2013 at an interest rate of 8% per annum. The Company repaid the November Note in May 2013 before the completion of 180 days from the date of funding.

On April 10, 2013, the Company entered into the April Note. The face amount of the April Note, together with any unpaid accrued interest was convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 61% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The April Note, issued on April 16, 2013, was due on January 15, 2014 at an interest rate of 8% per annum.  On October 16, 2013, Asher converted $15,000 of the face amount of the April Note.  On October 28, 2013, the Company settled the note in full for $31,118, which included all accrued interest and prepayment penalties.

On April 11, 2013, the Company entered into a stock purchase agreement with Petro Fund 1 (“PF1”), a Houston, Texas-based upstream oil and gas fund, pursuant to which the investor agreed to advance up to $3,650,000 to the Company in multiple installments in exchange for units of the Company at unit price. The unit price means a price equal to the higher of either $0.05, or 95% of the volume-weighted average of the closing price of common stock, for the 10 days immediately preceding the date of receipt of notice from the Company for the advance of funds from the investor. Each unit shall consist of one share (restricted) of the common stock of the Company. The Company shall use up to $150,000 of Advances to extinguish existing debts, fund operating expenses, working capital and general corporate activities. Subject to the foregoing, the Company may use any balance of the Advances up to $3,500,000 to fund mergers and acquisitions (including related legal and, accounting expenses) or the purchase of capital assets, with any such Advances to be approved by PF1. All advances made shall be converted into shares.

The Company agreed to issue Petro Fund 548,921 shares of common stock for $43,000 in cash on May 23, 2013. The Company received the cash on May 24, 2013. The Company received an additional $41,118 in advances from PF1 in relation to this stock purchase agreement during the quarter ended October 31, 2013.  The Company used these advances to settle the remaining April Note with Asher and to pay off certain payables.  The Company had not issued any shares to PF1 for any of the advances received as of December 16, 2013.  Please refer to note 9 for additional advances made subsequent to October 31, 2013.

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

Armando Buchanan became Chief Financial Officer of the Company on November 7, 2013, pursuant to an agreement whereby he will earn an aggregate of 1,000,000 shares of Company stock over the following twelve months as compensation.

On November 22, 2013, the Company entered into a Letter of Intent with Harmel Estate # 3 LLC to acquire certain producing oil and gas leases in Archer County, Texas.  The leases covers 140 Acres with 21 oil wells and 2 injection wells. The lease has current production of approximately 8-10 Barrels of Per Day (BOPD) from currently producing wells. The wells are currently producing from 1,400-1,500 foot pay zones and new logs show potential additional zones up hole.  This lease has rights to all depths which include Cisco, Thomas, Gunsight Sands, Milham Sands and KMA Sands. The lease currently has a 100% Working Interest and 80% Net Revenue Interest.  The Letter of Intent calls for a purchase price of $100,000 cash plus $300,000 worth of restricted Company stock. The sellers will retain a minority carried interest in workover and infill drilling wells subject to a Before Pay Out return to Liberty of 125% of capital invested.  The transaction is subject to Company due diligence, the negotiation of definitive agreements and raising the required funding.

Subsequent to October 31, 2013, the Company received free rent from a related party without an official agreement.

Subsequent to October 31, 2013 and up to date of filing of this financial statements, the Company received an additional $13,500 in advances from PF1 as per the stock purchase agreement entered into on April 11, 2013 and as stated in Note 8.

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

General Overview

We are an exploration stage company and have generated nominal revenues since inception and have incurred $1,148,988 in expenses through October 31, 2013. Our financial statements from inception (June 6, 2006) through October 31, 2013 report revenues of $26,778 and a net loss of $1,954,625. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas, which have now lapsed and are not recurring. We had expected to generate greater revenues from the Dahlstrom lease. However, the well underwent a significant work-over resulting in significant production downtime and decreased lease revenues for the period ended October 31, 2013. On July 25, 2012, it was determined by our company after discussions with our operators, geologists and based on historical data, that it would not be cost effective to pursue the leases and existing wells therefore the lease was allowed to lapse.

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

For the period of inception (June 6, 2006) through October 31, 2013, our total operating expenses were $679,724, which is comprised of operating costs of $53,188 and impairment expense of $626,536. We expect that we will continue to generate operating losses for the foreseeable future.

We did not incur any operating expenses for three months ended October 31, 2013 and the comparable period the prior year. With the addition of acquisitions and other business, we expect that we will generate operating expenses in 2014.  We will also continue to incur significant general and administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2013 which are included herein.

	Three Months Ended October 31,	Three Months Ended October 31,	June 6, 2006 (Inception) through October 31, 2013

	2013	2012
Revenues	$-	$-	$26,778
Total Operating and G&A Expenses	$(35,483)	$(61,408)	$(1,828,712)
Other Income (Expenses)	$(425)	$(43,758)	$(152,691)
Net Loss	$(35,908)	$(105,166)	$(1,954,625)

Three month period ending October 31, 2013 and 2012 and from June 6, 2006 (inception) to October 31, 2013

Expenses

Our total expenses for the three-month period ended October 31, 2013 and 2012 and June 6, 2006 (inception) to October 31, 2013 are outlined in the table below:

	Three	Three	June 6, 2006
	Months	Months	(Inception)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2013	2012	2013
Operating Costs	$-	$-	$53,188
Impairment Expense	$-	$-	$626,536
Professional fees	$34,425	$17,754	$186,900
General and administrative	$1,058	$43,654	$962,088

Total expenses including other expenses for the three-month ended October 31, 2013, decreased by $69,258, as compared to the three months ended October 31, 2012. The decrease was primarily as a result of a decrease in general and administrative expenses and interest expense as a result of decreased operations.

Equity Compensation

We currently have recorded $-0- of equity compensation as of October 31, 2013.

Liquidity and Financial Condition

Working Capital
	As of October 31,	As of July 31,	Percentage
	2013	2013	Increase/Decrease
Current Assets	$1,273	$1,894	(33)%
Current Liabilities	$227,515	$260,292	(13)%
Working Capital Deficit	$(226,242)	$(258,398)	(12)%

Cash Flows		Three Month		Three Month
		Ended		Ended
		October 31,		October 31,
		2013		2012
Net Cash (Used in) Operating Activities		$(24,239)		$(34,362)
Net Cash provided by Investing Activities	$	Nil	$	Nil
Net Cash provided by Financing Activities		$23,618	$	Nil
Net Decrease In Cash During The Period		$(621)		$(34,362)

Changes in cash flows reflect an increase in accounts payable and accounts payable – related parties, a decrease in net loss, lack of current capital outlays this fiscal year and a decrease in the amount of capital raised. Total cash flow for the three months ended October 31, 2013, decreased by $33,741. Total cash flow for the three months ended October 31, 2012 decreased $88,471. This was primarily a result of changes in accounts payable. There were no investing activities for the three months ended October 31, 2013 due to economic financial restraints and management time being used elsewhere.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended July 31, 2013 filed in our Annual Report on Form 10K filed on November 19, 2013.

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

Income Taxes

Our company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that our company will not realize the tax assets through future operations. Our company’s federal tax returns for the years ended 2009 through 2013 are open to examination. At July 31, 2013, and 2012, our company evaluated its open tax years in all known jurisdictions. Based on this evaluation, our company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at October 31, 2013 are considered Level 2 financial instruments.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 22, 2013, the Company entered into a Letter of Intent with Harmel Estate # 3 LLC to acquire certain producing oil and gas leases in Archer County, Texas.  The lease covers 140 Acres with 21 oil wells and 2 injection wells. The lease has current production of approximately 8-10 Barrels of Per Day (BOPD) from currently producing wells. The wells are currently producing from 1,400-1,500 foot pay zones and new logs show potential additional zones up hole.  This lease has rights to all depths which include Cisco, Thomas, Gunsight Sands, Milham Sands and KMA Sands. The lease currently has a 100% Working Interest and 80% Net Revenue Interest.  The Letter of Intent calls for a purchase price of $100,000 cash plus $300,000 worth of restricted Company stock. The sellers will retain a minority carried interest in workover and infill drilling wells subject to a Before Pay Out return to Liberty of 125% of capital invested.  The transaction is subject to Company due diligence, the negotiation of definitive agreements and raising the required funding.  Following closing of the transaction, the Company would intend to accelerate an aggressive work over program to improve production from the current wells on the lease while engineering an infill drilling program to maximize reserve recovery and access additional pay zones.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERTY ENERGY CORP
(Registrant)

Dated: December 16, 2013	/s/ Arthur Roy
Arthur Roy
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: December 16, 2013	/s/ Armando Rafael Buchanan
Armando Rafael Buchanan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)