Form 10-Q
period 2014-01-31
LIBERTY ENERGY CORP.
filed 2014-03-17
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2014.

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
99,141,334 common shares issued and outstanding as of March 17, 2014.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the six-month period ended January 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	January 31,	July 31,
	2014	2013
	(Unaudited)	(Audited)

Current Assets
Cash	$3,387	$1,894
Total Current Assets	3,387	1,894

Oil and Gas Properties, full cost method	363,939	363,939

Total Assets	$367,326	$365,833

Current Liabilities
Accounts Payable	116,448	87,928
Notes Payable	-	32,500
Accrued Interest	3,174	25,564
Accounts Payable – Related Parties	127,425	114,300
Total Current Liabilities	247,047	260,292

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares
authorized; 99,141,334 and 98,243,334 shares issued
and outstanding as of January 31, 2014 and
July 31, 2013, respectively	99,141	98,243
Additional paid-in capital	2,006,681	1,926,015
Deficit accumulated during exploration stage	(1,985,543)	(1,918,717)

Total Stockholders' Equity	120,279	105,541

Total Liabilities &
Stockholders' Equity	$367,326	$365,833

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Three			June 6, 2006
	Months	Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014

Revenues
Revenues	$-	$-	$-	$-	$26,778

Operating Costs
Operating Costs	-	7,214	-	7,214	53,188
Impairment Expense	-	-	-	-	626,536
Total Operating Expense	-	7,214	-	7,214	679,724

Gross Profit	-	(7,214)	-	(7,214)	(652,946)

General & Administrative Expenses
Professional Fees	23,044	7,442	57,469	25,195	209,944
General & Administrative	7,874	42,542	8,932	86,197	969,962
Total General & Administrative Expenses	(30,918)	(49,984)	(66,401)	(111,392)	(1,179,906)

Other Income/(Expense)
Interest expense	-	(40,307)	(425)	(66,281)	(123,817)
Gain/(loss) on derivative liability	-	14,188		(3,596)	(28,974)
Gain from currency exchange	-	-	-	-	100
Total Other Income (Expense)	-	(26,119)	(425)	(69,877)	(152,691)

Net Loss	$(30,918)	$(83,317)	$(66,826)	$(188,483)	($1,985,543)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of	99,141,334	90,106,409	94,755,873	89,358,935
common shares outstanding

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,826)	$(188,483)	$(1,985,543)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment Expense	-	-	693,909
Write off of ARO liability	-	-	(33,048)
Amortization of debt discount &financing	-	61,275	75,000
Amortization of deferred financing costs			5,000
Loss on derivative liability	-	3,596	28,974
Stock compensation	-	2,500	114,750
Changes in operating assets and liabilities:
Accounts Payable	28,520	59,898	235,627
Accrued Interest	(22,390)	-	(22,390)
Accounts Payable – Related Parties	13,125	-	13,125
Net cash used in operating activities	(47,571)	(61,214)	(874,596)
CASH FLOWS FROM INVESTING ACTIVITIES
(Addition) Disposal of Oil and Gas Properties	-	-	(737,581)
Net cash (used in) investing activities	-	-	(737,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	898	-	1,439,898
Proceeds from Additional Paid in Capital	80,666	-	80,666
Notes Payable - related party	-	-	25,000
Proceeds from Notes Payable	-	25,000	130,000
Repayment of Notes Payable	(32,500)	-	(60,000)
Net cash provided by (used in) financing activities	49,064	25,000	1,615,564
Net increase (decrease) in cash	1,493	(36,214)	3,387
Cash at beginning of period	1,894	38,880	-
Cash at end of period	$3,387	$2,666	$3,387

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$984	$-	$15,819
Income Taxes	$-	$-	$-
Non Cash Activity
Related Party Debt Forgiven	$-	$-	$25,000
Lease acquired through issuance of stock	-	-	263,938
ARO Assets	-	-	56,328
Reversal of Oil and Gas Assets through Notes	-	-	(300,000)
Debt discount associated with derivative liability	-	13,257	13,257
Write off discount on oil and gas properties	-	-	103,570
Shares issued for conversion of note payable issued on July 11, 2012 and interest of $1,300	-	15,000	15,000
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	-	44,200	44,200
Shares issued for conversion of note payable issued on April 10, 2013 and interest of $850	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2014

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended July 31, 2013 detailed in our Annual Report on Form 10-K filed on November 21, 2013.

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

The Company’s federal tax returns for the years ended 2009 through 2012 are open to examination. At January 31, 2014, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The embedded conversion option in connection with our convertible debt could not be exercised unless and until we completed a Qualifying Financing transaction. Accordingly, we determined based on authoritative guidance that the embedded conversion option is deemed to be a contingent conversion rather than active conversion option that did not require accounting recognition at the commitment dates of the issuances of the Notes.

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

The Anton Lease lapsed on January 9, 2011 this tract had 1 shut-in well. It was determined by the Company after discussions with their operators, geologists and based on historical data, that it would not be cost effective to pursue the well therefore the lease was allowed to lapse.  In connection with the lapse, $3,512 of leasehold cost were written off as of July 31, 2012.

The remaining leases lapsed on July 25, 2012. It was determined by the Company after discussions with their operators, geologists and based on historical data that it would not be cost effective to pursue the leases and existing wells; therefore the lease was allowed to lapse.  In connection with the lapse, $690,397 of leasehold cost was written off. The Company also accrued payables in the amount of $23,280 for the plugging and abandonment of wells associated with these properties as of January 31, 2014.

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other source of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific this transaction was not arms-length but rather was related party.  The Company corrected the error and the shares issued and the leasehold costs were recorded at the price paid by Langold on their original three year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932 which is recorded as oil and gas properties in the accompanying balance sheets as of January 31, 2014 and July 31, 2013.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of January 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable in either cash or Company stock at the Company’s discretion and based on the income thresholds achieved by the Company. If the Company’s income is below $25,000 per month during the service period than payments should be due after income threshold is achieved.  Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of January 31, 2014, no part of the consideration payable on account of either of the agreements has been incurred.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

At January 31, 2014, the Company owed $37,425 to current officers and directors and $90,000 to two former officers and directors in non-interest bearing notes. Because the former officers each own approximately 16% of the Company’s outstanding stock, we have reported the liability as owing to related parties. All amounts owing to related parties relate to fees for services provided.

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

During the 2nd Quarter of 2013, Asher converted the $42,500 note payable along with the interest of $1,700. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with a quoted market price of $0.020-$0.040, a conversion price of $0.0115-$0.0179, expected volatility of 141.25%-289.31%, no expected dividends, an expected term of 0.13-0.23 years and a risk-free interest rate of 0.12%-0.18%. On December 3, 2012, Asher converted $15,000 of May Note principal into 842,697 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $5,230. On December 11, 2012, Asher converted $12,000 of May Note principal into 800,000 shares of common stock. The Company revalued the derivative liability as of that date and recorded a gain of $11,973. On January 7, 2013, Asher converted the remaining $15,500 of principal and $1,700 accrued interest on the May Note into 1,977,011 shares of common stock. The Company recorded a loss of $3,739 on the final conversion of the derivative liability.

In the aggregate, the Company recorded a total loss of $4,320 on the conversion of the May note payable to Asher which is included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of January 31, 2014 no additional Loss on Derivative is recognized.

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

In the aggregate, the Company recorded a total loss of $24,654 on the conversion of the July Note payable to Asher which is included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of January 31, 2014 no additional Loss on Derivative is recognized.

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

On October 28, 2013, the Company settled the amount due on the April Note in full for $31,118, which included all accrued interest and prepayment penalties, and as of January 31, 2014 there is no balance due.

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

On March 8, 2011, the Company entered into a letter agreement to amend the share issuance agreement entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the share issuance agreement Asia-Pacific agreed to advance $4,000,000 to the Company and had the option to advance a further $4,000,000 once the initial amount had been exhausted. Pursuant to the terms of the letter agreement amending the original share issuance agreement Asia-Pacific has now committed to providing the Company with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 has not yet been fully advanced.  As of January 31, 2014, the Company has issued a total of 3,871,835 shares to Asia-Pacific for a total cash amount of $1,055,000 under the terms of the above-mentioned agreement.

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

As of January 31, 2014 and as part of the agreement with its primary investor, Asia-Pacific Capital Ltd., the Company had issued 5,807,752 warrants in the prior periods. The warrants issued have an exercise price of $1.25 and are fully vested at the date of grant. As these warrants are so far out of the money no value was allocated to them. As of January 31, 2014 no warrants had been exercised.

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

On May 23, 2012, the Company entered into the May Note (see Note 7) with face amount of the May Note together with any unpaid accrued interest being convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on May 23, 2012, was due on February 25, 2013 at an interest rate of 8% per annum. During the 2nd Quarter of 2013, Asher converted $42,500 of the face amount of the May Note together with the interest of $1,700. On December 11, 2012, Asher converted $12,000 of the face amount of the May Note.  On January 7, 2013, Asher converted the remaining $15,500 face amount of the May Note together with $1,700 accrued interest.  In the aggregate, the Company recorded a total loss of $4,320 on the conversion of the May Note, which was included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of January 31, 2014 no additional Loss on Derivative is recognized.

On July 12, 2012, the Company entered into the July Note.  The face amount of the July Note together with any unpaid accrued interest was convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on July 12, 2012, was due on February 25, 2013 at an interest rate of 8% per annum. On January 29, 2013, Asher converted $15,000 of the face amount of the July Note.  On February 6, 2013, Asher converted $15,000 of face amount of the July Note.  On February 19, 2013, Asher converted $3,800 of face amount of the July Note and $1,300 of interest.  In aggregate, the Company recorded a total loss of $24,654 on the conversion of the July Note which was included as part of Loss on Derivative in the statement of operations for the year ended July 31, 2013.  As of January 31, 2014 no additional Loss on Derivative is recognized.

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

The Company agreed to issue Petro Fund 548,921 shares of common stock for $43,000 in cash on May 23, 2013. The Company received the cash on May 24, 2013. The Company received an additional $41,118 in advances from PF1 in relation to this stock purchase agreement during the quarter ended October 31, 2013.  The Company used these advances to settle the remaining April Note with Asher and to pay off certain payables.  The Company had not issued any shares to PF1 for any of the advances received as of December 16, 2013, and the advances have been recorded as additional paid in capital.  Please refer to Note10 for additional advances made subsequent to January 31, 2014.

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

Richard Steve Williamson became Chief Operating Officer of the Company on October 21, 2013, pursuant to an agreement whereby he will earn an aggregate of 1,000,000 shares of Company stock over the following twelve months as compensation.

NOTE 9 – COMMITMENT AND CONTINGENCY

On November 22, 2013, the Company entered into a Letter of Intent with Harmel Estate # 3 LLC to acquire certain producing oil and gas leases in Archer County, Texas.  The leases cover 140 Acres with 21 oil wells and 2 injection wells. The lease has current production of approximately 8-10 Barrels of Per Day (BOPD) from currently producing wells. The wells are currently producing from 1,400-1,500 foot pay zones and new logs show potential additional zones up hole.  This lease has rights to all depths which include Cisco, Thomas, Gunsight Sands, Milham Sands and KMA Sands. The lease currently has a 100% Working Interest and 80% Net Revenue Interest.  The Letter of Intent calls for a purchase price of $100,000 cash plus $300,000 worth of restricted Company stock. The sellers will retain a minority carried interest in workover and infill drilling wells subject to a Before Pay Out return to Liberty of 125% of capital invested.  The transaction is subject to Company due diligence, the negotiation of definitive agreements and raising the required funding.  As of January 31, 2014, the agreement was not finalized.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

Subsequent to January 31, 2014 and up to date of filing of this financial statements, the Company received an additional $5,000 in advances from PF1 as per the stock purchase agreement entered into on April 11, 2013 and as detailed in Note 8.

On March 5, 2014, the Company filed Schedule 14C with the SEC to seek for the approval to increase the number of shares of stock authorized by the Company from 150,000,000 shares to 160,000,000 shares, comprising 150,000,000 shares of common stock with a par value $0.001 and 10,000,000 shares of Preferred Stock with a par value $0.001.

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

General Overview

We are an exploration stage company and have generated nominal revenues since inception and have incurred $1,179,809 in expenses through January 31, 2014. Our financial statements from inception (June 6, 2006) through January 31, 2014 report revenues of $26,778 and a net loss of $1,985,544. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas, which have now lapsed and are not recurring. We had expected to generate greater revenues from the Dahlstrom lease. However, the well underwent a significant work-over resulting in significant production downtime and decreased lease revenues for the period ended January 31, 2014.

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

For the period of inception (June 6, 2006) through January 31, 2014, our total operating expenses were $679,724, which is comprised of operating costs of $53,188 and impairment expense of $626,536. We expect that we will continue to generate operating losses for the foreseeable future.

We did not incur any operating expenses for six months ended January 31, 2014 and the comparable period the prior year operating expenses were at $7,214. With the addition of acquisitions and other business, we expect that we will generate operating expenses in 2014.  We will also continue to incur significant general and administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2014 which are included herein.

Three and six month periods ending January 31, 2014 and 2013 and from June 6, 2006 (inception) to January 31, 2014

	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,	June 6, 2006 (Inception) through January 31, 2014

	2014	2013	2014	2013
Revenues	$-	$-	$-	$-	$26,778
Total operating and G&A expenses	$(30,918)	$(57,198)	$(66,401)	$(118,606)	$(1,859,633)
Other income (expense)	$-	$(26,119)	$-	$(69,877)	$(152,689)
Net Loss	$(30,918)	$(83,317)	$(66,826)	$(188,483)	$(1,985,543)

Expenses

Our total expenses for the three-month and six-month period ended January 31, 2014 and 2013 and June 6, 2006 (inception) to January 31, 2014 are outlined in the table below:

	Three	Three	Six	Six	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014
Operating Costs	$-	$7,214	$-	$7,214	$53,188
Impairment expense	$-	$-	$-	$-	$626,536
Professional fees	$23,044	$7,442	$57,469	$25,195	$209,944
General and administrative	$7,874	$42,542	$8,932	$86,197	$969,962

Total expenses including other expenses for the six-month ended January 31, 2014, decreased by $114,868, as compared to the three months ended January 31, 2013. The decrease was primarily as a result of a decrease in general and administrative expenses and interest expense as a result of decreased operations.

Equity Compensation

We currently have recorded $-0- of equity compensation as of January 31, 2014.

Liquidity and Financial Condition

Working Capital
	As of January 31,	As of July 31,	Percentage
	2014	2013	Increase/Decrease
Current Assets	$3,387	$1,894	63%
Current Liabilities	$247,047	$260,292	32%
Working Capital Deficit	$(243,660)	$(258,398)	32%

Cash Flows		Six Month		Six Month
		Ended		Ended
		January 31,		January 31,
		2014		2013
Net Cash (Used in) Operating Activities		$(47,571)		$(61,214)
Net Cash provided by Investing Activities	$	Nil	$	Nil
Net Cash (Used) provided by Financing Activities		$(49,064)		$25,000
Net Increase (Decrease) In Cash During The Period		$1,493		$(36,214)

Changes in cash flows reflect an increase in accounts payable and accounts payable – related parties, a decrease in net loss, lack of current capital outlays this fiscal year and an increase in the amount of capital raised. Total cash flow for the six months ended January 31, 2014, increased by $1,492. Total cash flow for the six months ended January 31, 2013 decreased $36,214. This was primarily a result of changes in accounts payable. There were no investing activities for the six months ended January 31, 2014 due to economic financial restraints and management time being used elsewhere.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors to meet our obligations over the next twelve months. The Company is presently contemplating a debt or equity financing, however, has yet to raise any funds pursuant thereto.  There is no guarantee that such offering, when and if completed, will be successful or will raise funds sufficient to satisfy the Company’s need for ongoing funding.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended July 31, 2013 filed in our Annual Report on Form 10-K filed on November 21, 2013.

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

Income Taxes

Our company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that our company will not realize the tax assets through future operations. Our company’s federal tax returns for the years ended 2010 through 2012 are open to examination. At January 31, 2014 our company evaluated its open tax years in all known jurisdictions. Based on this evaluation, our company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at January 31, 2014 are considered Level 3 financial instruments.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIBERTY ENERGY CORP
(Registrant)

Dated: March 17, 2014	/s/ Arthur Roy
Arthur Roy
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: March 17, 2014	/s/ Armando Rafael Buchanan
Armando Rafael Buchanan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)