Form 10-Q
period 2014-04-30
LIBERTY ENERGY CORP.
filed 2014-06-23
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014.

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
99,690,255 common shares issued and outstanding as of June 23, 2014.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the nine-month period ended April 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)

Current Assets
Cash	$1,844	$1,894
Total Current Assets	1,844	1,894

Oil and Gas Properties, full cost method	795,230	363,939

Total Assets	$797,074	$365,833

Current Liabilities
Accounts Payable	$134,153	$87,928
Loan Payable	-	32,500
Notes Payable	64,352	-
Long Term Notes Payable, Current Portion	24,321	-
Accrued Interest	3,174	25,564
Other liability	50,000	-
Accounts Payable – Related Parties	142,425	114,300
Total Current Liabilities	418,425	260,292

Long Term Liabilities
Notes Payable, Net of Current Portion	291,971	-
Total Long Term Liabilities	291,971	-
Total Liabilities	710,396	260,292

Stockholders' Equity
Common stock, $0.001 par value, 160,000,000 shares
authorized; 99,690,255 and 98,243,130 shares issued
and outstanding as of April 30, 2014 and
July 31, 2013, respectively	99,690	98,243
Additional paid-in capital	2,014,131	1,926,015
Deficit accumulated during exploration stage	(2,027,143)	(1,918,717)

Total Stockholders' Equity	86,678	105,541

Total Liabilities &
Stockholders' Equity	$797,074	$365,833

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Three	Nine	Nine	June 6, 2006
	Months	Months	Months	Months	(inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

Revenues
Revenues	$-	$-	$-	$-	$26,778

Operating Costs
Operating Costs	2,982	3,600	2,982	10,814	56,170
Impairment Expense	-	-	-	-	626,636
Total Operating Expense	(2,982)	(3,600)	(2,982)	(10,814)	(682,806)

Gross Profit	(2,982)	(3,600)	(2,982)	(10,814)	(656,028)

General & Administrative Expenses
Professional Fees	17,586	4,315	75,055	29,510	262,364
Dues and Subscriptions	300	-	300	-	300
General & Administrative	20,732	83,846	29,664	170,043	955,761
Total General & Administrative Expenses	(38,618)	(88,161)	(105,019)	(199,553)	(1,218,425)

Other Income/(Expense)
Interest expense	-	(17,060)	(425)	(83,341)	(123,816)
Gain/(loss) on derivative liability	-	(25,378)	-	(28,974)	(28,974)
Gain from currency exchange	-	-	-	-	100
Total Other Income (Expense)	-	(42,438)	(425)	(112,315)	(152,690)

Net Loss	$(41,600)	$(134,199)	$(108,426)	$(322,682)	($2,027,143)

Net Loss per share
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	99,234,900	96,096,727	98,923,939	91,555,655

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			June 6, 2006
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,426)	$(322,682)	$(2,027,143)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment Expense	-	-	693,909
Write off of ARO liability	-	-	(33,048)
Amortization of debt discount & financing	-	75,000	75,000
Amortization of deferred financing costs	-	5,000	5,000
Loss on derivative liability	-	28,974	28,974
Stock compensation	-	2,500	114,750
Changes in operating assets and liabilities:
Accounts Payable	45,578	121,446	252,685
Accrued Interest	(22,390)	-	(22,390)
Accounts Payable – Related Parties	28,125	-	28,125
Net cash used in operating activities	(57,113)	(89,762)	(884,138)
CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties	-	-	(737,581)
Net cash used in investing activities	-	-	(737,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,447	-	1,440,447
Proceeds from Additional Paid in Capital	88,116	-	88,116
Notes Payable - related party	-	-	25,000
Repayment of Notes Payable	(32,500)	-	(60,000)
Proceeds from Notes Payable	-	55,000	130,000
Net cash provided by financing activities	57,063	55,000	1,623,563
Net Increase or (Decrease) in cash	(50)	(34,762)	1,844
Cash at beginning of period	1,894	38,880	-
Cash at end of period	$1,844	$4,118	$1,844

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$15,819
Income Taxes	$-	$-	$-
Non Cash Activity
Related Party Debt Forgiven	$-	$-	$25,000
Lease acquired through issuance of debt	431,292		431,292
Lease acquired through issuance of stock	-	-	263,938
ARO Assets	-	-	56,328
Reversal of Oil and Gas Assets through Notes	-	-	(300,000)
Debt discount associated with derivative liability	-	13,257	13,257
Write off derivative liability for the notes converted	-	103,750	103,750
Shares issued for conversion of note payable issued on July 11, 2012 and interest of $1,300	-	33,800	15,000
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	-	44,200	44,200
Shares issued for conversion of note payable issued on April 10, 2013 and interest of $850	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited financial statements

LIBERTY ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2014

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended July 31, 2013 detailed in our Annual Report on Form 10-K filed on November 21, 2013.

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

The Company’s federal tax returns for the years subsequent to 2010 are open to examination. At April 30, 2014, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

NOTE 4 - UNEVALUATED OIL AND GAS PROPERTIES

Baylor County Acquisition

In March 2014, the Company entered into a series of agreements to acquire $431,292 of certain oil and gas leases located in Baylor County, Texas (the “Baylor County Acquisition”) from certain non-related third parties.  In connection therewith, the Company entered into (1) an agreement whereby certain mineral rights were released by their current lessee; (2) the purchase of certain oil and gas leases with respect to four properties (Macha, Ptacek, Motl, Butler) from their prior operator and (3) the reservation of a 5% Overriding Royalty Interest in the seller.

Consideration for the acquisition price of $431,292 of the oil and gas leases included the following:  (1) The Company’s non-interest bearing promissory note in the face amount of $65,000.  (2) The issuance of $50,000 original issue value of a new series of Company preferred stock (upon the filing of a Certificate of Designations for such stock with the Nevada Secretary of State).  As of April 30, 2014, no preferred stock has been issued and this commitment has been recorded as other liability in the financial statements. (3) The Company’s promissory note in the face amount of $316,292 (see Note 7 for further notes payable detail).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of April 30, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable in either cash or Company stock at the Company’s discretion and based on income threshold of above $25,000 achieved by the Company. As of April 30, 2014, the income threshold has not yet met; thus, no payment was due to Mr. Buchanan. Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of April 30, 2014, no part of the consideration payable on account of either of the agreements has been earned.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

At April 30, 2014, the Company owed $52,425 to current officers and directors and $90,000 to two former officers and directors in non-interest bearing notes. Because the former officers each own approximately 16% of the Company’s outstanding stock, we have reported the liability as owing to related parties. All amounts owing to related parties relate to fees for services provided.

Subsequent to October 31, 2013, the Company received free rent from a related party without a written agreement.

In connection with the Baylor County Leases acquired by the Company (see Note 4, above), on May 30, 2014, the Company entered into an Operating Agreement with BEP Operating, LLC as the successor operator of the properties described in the Baylor County Leases.  Pursuant to this agreement, BEP Operating, LLC will hold the license to operate these leases.  BEP Operating, LLC is licensed by the Texas Railroad Commission and is bonded to undertake these operations.

The Company anticipates that in the future when it has satisfied all requirements of the Texas Railroad Commission and is duly bonded, it will directly operate these leases.  The Operating Agreement calls for the Company to reimburse all of BEP Operating, LLC’s operating expenses incurred in connection with the work and to pay an additional amount on account of the operator’s overhead.  BEP Operating, LLC is controlled by Carlos E. Buchanan II, the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The April 10, 2013 Convertible Note

On April 10, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises (“Asher”).  Pursuant to the Agreement, Asher has agreed to purchase an 8% convertible note (the “April Note”) in the aggregate principal amount of $32,500, $30,000 was funded to the Company with the remaining $2,500 recorded as interest expense for financing costs charged by Asher’s legal counsel. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 61% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The convertible note, issued on April 16, 2013, was due on January 15, 2014 at an interest rate of 8% per annum.

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

On October 28, 2013, the Company settled the amount due on the April Note in full for $31,118, which included all accrued interest and prepayment penalties, and as of April 30, 2014 there is no balance due.

Baylor County Acquisition

In March 2014, the Company entered into a series of agreements to acquire certain oil and gas leases located in Baylor County, Texas (see Note 4 for further detail) from certain non-related third parties.  In connection therewith, the Company entered into several note payable agreements as follows:

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015.  The Company has the option of making the payments by payment of certain specifically enumerated obligations of the seller.  The note is secured by a mortgage on the leasehold interest.

The Company entered into another promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

The future minimum payments of the long-term note payable are as follows as of April 30, 2014:

Year ending April 30,	Amount
2014	$ 24,321
2015	23,714
2016	26,652
2017	28,579
2018	30,645
Thereafter	182,381
_$__316,292

NOTE 8 – STOCK AND WARRANT TRANSACTIONS

On April 10, 2013, the Company entered into the April Note (see Note 7 for further detail). The face amount of the April Note, together with any unpaid accrued interest was convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 61% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. The April Note, issued on April 16, 2013, was due on January 15, 2014 at an interest rate of 8% per annum.  On October 16, 2013, Asher converted $15,000 of the face amount of the April Note.  On October 28, 2013, the Company settled the note in full for $31,118, which included all accrued interest and prepayment penalties.

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

The Company agreed to issue Petro Fund 548,921 shares of common stock for $43,000 in cash on May 23, 2013. The Company received the cash on May 24, 2013. The Company received an additional $41,118 in advances from PF1 in relation to this stock purchase agreement during the quarter ended October 31, 2013.  The Company used these advances to settle the remaining April Note with Asher and to pay off certain payables.  The Company received an additional $8,000 advances from PF1 in relation to this stock purchase agreement during the quarter ended April 30, 2014. The Company issued shares to PF1 for the advances received as of April 30, 2014 in the amount 548,921 common shares.

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

Armando Buchanan became Chief Financial Officer of the Company on November 7, 2013, pursuant to an agreement whereby he will earn an aggregate of 1,000,000 shares of Company stock over the following twelve months as compensation (See note 9 – subsequent events for further detail).

Richard Steve Williamson became Chief Operating Officer of the Company on October 21, 2013, pursuant to an agreement whereby he will earn an aggregate of 1,000,000 shares of Company stock over the following twelve months as compensation.  (See note 9 – subsequent events for further detail).

Effective as of April 23, 2014, the Company increased its authorized capital to one hundred sixty million (160,000,000) shares comprising one hundred fifty million (150,000,000) shares of Common Stock par value $0.001 and ten million (10,000,000) shares of Preferred Stock par value $0.001.  Additional shares of Common and/or Preferred Stock may be issued by the Company from time to time for such considerations as may be fixed from time to time by the Company’s Board of Directors.

As of February 1, 2014, the Company accrued additional compensation payable to its two directors for $7,500 per director, which comprises the first installment of agreed compensation as a director of the Company at a rate of $15,000 per fiscal year.

In connection with the Baylor County Acquisition (see Note 4, above) the Company committed to issue $50,000 original issue value of a new series of Company preferred stock (upon the filing of a Certificate of Designations for such stock with the Nevada Secretary of State).  As of April 30, 2014, no preferred stock has been issued.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

BEP Operating Agreement.

In connection with the Baylor County Leases acquired by the Company, on May 30, 2014, the Company entered into an Operating Agreement with BEP Operating, LLC as the successor operator of the properties described in the Baylor County Leases.  Pursuant to this agreement, BEP Operating, LLC will hold the license to operate these leases.  BEP Operating, LLC is licensed by the Texas Railroad Commission and is bonded to undertake these operations.  The Company anticipates that in the future when it has satisfied all requirements of the Texas Railroad Commission and is duly bonded, it will directly operate these leases.  The Operating Agreement calls for the Company to reimburse all of BEP Operating, LLC’s operating expenses incurred in connection with the work and to pay an additional amount on account of the operator’s overhead.  BEP Operating, LLC is controlled by Carlos E. Buchanan II, the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

Officer and Director Compensation

On June 11, 2014, the Company’s Board of Directors approved compensation to the Company’s sole independent director, Richard Webb as follows: (a) $6,300 cash payable on May 1, 2014 for services provided as a director of the Company through May 1, 2014 and (b) additional compensation as an independent director of the Company at a rate of $15,000 per fiscal year, payable in two (2) semi-annual installments of $7,500 each on February 1 and May 1 of each year.  The fees are payable in cash or in shares of the Company’s Common Stock, at the option of the Company.

Also on June 11, 2014, the Company’s Board of Directors approved the vesting of certain restricted stock grants to the following employees of the Company as follows:

Name

Shares

Vesting Date

Share Price

Value

Arthur Roy

1,500,000

May 1, 2014

$0.02

$30,000

Armando Buchanan

1,000,000

May 1, 2014

$0.02

$20,000

Steve Williamson

1,000,000

May 1, 2014

$0.02

$20,000

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

General Overview

We are an exploration stage company and have generated nominal revenues since inception and have incurred $2,053,921 in expenses through April 30, 2014. Our financial statements from inception (June 6, 2006) through April 30, 2014 report revenues of $26,778 and a net loss of $2,027,143. Those revenues were generated from our interest in the Dahlstrom and Lockhart leases in Texas, which have now lapsed and are not recurring. We had expected to generate greater revenues from the Dahlstrom lease. However, the well underwent a significant work-over resulting in significant production downtime and decreased lease revenues through the period ended April 30, 2014.  We acquired the Baylor lease during the three month ended April 30, 2014 and we expect to generate revenues from this lease. Consideration for the acquisition price of $431,292 of the oil and gas leases included the following:  (1) a non-interest bearing promissory note in the face amount of $65,000.  (2) An issuance of $50,000 original issue value of a new series of our preferred stock. As of April 30, 2014, no preferred stock has been issued and this commitment has been recorded as other liability in the financial statements. (3) A promissory note in the face amount of $316,292.

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

For the period of inception (June 6, 2006) through April 30, 2014, our total operating expenses were $682,806, which is comprised of operating costs of $56,170 and impairment expense of $626,636. We expect that we will continue to generate operating losses for the foreseeable future.

We incurred operating expenses of $2,982 for the nine months ended April 30, 2014 and the comparable period the prior year operating expenses were $10,814. With the addition of acquisitions and other business, we expect that we will generate additional operating expenses in the remainder of fiscal year 2014.  We will also continue to incur significant general and administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2014 which are included herein.

Three and nine month periods ending April 30, 2014 and 2013 and from June 6, 2006 (inception) to April 30, 2014

	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,	June 6, 2006 (Inception) through April 30, 2014
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-	$26,778
Total operating and G&A expenses	$(41,600)	$(91,761)	$(108,001)	$(210,367)	$(1,901,231)
Other income (expense)	$-	$(42,438)	$(425)	$(112,315)	$(152,690)
Net Loss	$(41,600)	$(134,199)	$(108,426)	$(322,682)	$(2,027,143)

Expenses

Our total expenses for the three-month and nine-month periods ended April 30, 2014 and 2013 and June 6, 2006 (inception) to April 30, 2014 are outlined in the table below:

	Three	Three	Nine	Nine	June 6, 2006
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014
Operating Costs	$2,982	$3,600	$2,982	$10,814	$56,170
Impairment expense	$-	$-	$-	$-	$626,636
Professional fees	$17,586	$4,315	$75,055	$29,510	$262,364
General and administrative	$20,732	$83,846	$29,664	$170,043	$955,761

Total expenses including other expenses for the nine-month ended April 30, 2014, decreased by $214,256, compared to the nine months ended April 30, 2013. The decrease was primarily as a result of a decrease in general and administrative expenses related to resignation compensation to previous officers that occurred during the period ended April 30, 2013, and a decrease in interest expense as a result of the decrease in balances of the Asher notes, partially offset by an increase in professional fees.

Equity Compensation

We currently have recorded $-0- of equity compensation as of April 30, 2014.

Liquidity and Financial Condition

Working Capital
	As of April 30,	As of July 31,	Percentage
	2014	2013	Increase/Decrease
Current Assets	$1,844	$1,894	(3)%
Current Liabilities	$418,425	$260,292	36%
Working Capital Deficit	$(416,581)	$(258,398)	36%

Cash Flows	Nine Month	Nine Month
	Ended	Ended
	April 30,	April 30,
	2014	2013
Net Cash (Used in) Operating Activities	$(57,113)	$(89,762)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$57,063	$55,000
Net (Decrease) In Cash During the Period	$(50)	$(34,762)

Changes in cash flows reflect an increase in accounts payable and accounts payable – related parties, a decrease in net loss, offset by the repayment of loans. Total cash flow for the nine months ended April 30, 2014, decreased by $50.

We anticipate that additional funding will be required in the form of equity or debt financing. At this time, there is no assurance that we will be able to raise sufficient funding from the sale of our stock or through loans to meet our obligations over the next twelve months. The Company is presently contemplating a debt or equity financing, however, has yet to raise any funds pursuant thereto.  There is no guarantee that such offering, when and if completed, will be successful or will raise funds sufficient to satisfy the Company’s need for ongoing funding.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.  Mine Safety Disclosures

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

LIBERTY ENERGY CORP
(Registrant)

Dated: June 23, 2014	/s/ Arthur Roy
Arthur Roy
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: June 23, 2014	/s/ Armando Rafael Buchanan
Armando Rafael Buchanan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)