Form 10-K
period 2014-07-31
LIBERTY ENERGY CORP.
filed 2015-04-10
CIK 1372336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2014.

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2014 was $1,656,183 based on a $0.03 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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
102,129,346 shares of common stock issued and outstanding as of April 9, 2015
DOCUMENTS INCORPORATED BY REFERENCE None

LIBERTY ENERGY CORP.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 1.  BUSINESS

SUMMARY

Our company was incorporated in the State of Nevada on June 6, 2006 under the name “DMA Minerals Inc.” to engage in the acquisition, exploration and development of natural resource properties. Our principal executive offices are located at 2425 Fountain View Drive, Suite 300, Houston, TX 77057. The U.S. telephone and fax numbers are (832) 649-2652 and (832) 575-1051 respectively.  Since inception, the Company has produced almost no revenues and the Company’s success will depend in large part on its ability to obtain and develop oil and gas interests primarily within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company is subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

From inception (June 6, 2006) through July 31, 2014 we have reported revenues of $37,372 and a net loss of $2,560,828. Those revenues were generated from our prior interest in the Dahlstrom and Lockhart leases in Texas, which have now lapsed and are not recurring.  Today, our operations are primarily located in Baylor County, Texas.

Current Operations.

Baylor County Leases

In March 2014, the Company entered into a series of agreements to acquire certain oil and gas leases located in Baylor County, Texas from certain non-related third parties.  Specifically, the Company acquired four oil & gas producing leases in a transaction which covers 1,038 acres with 17 oil wells, 4 injection wells and related surface production equipment. Average production of 3-4 Barrels of Oil Per Day (BOPD) from operating wells is anticipated before any additional cleaning or remedial work is performed. The leases provide 100% Working Interest and 70-75% Net Revenue Interest (NRI) for the Company in exchange for seller financing, a carried 5% ORR and $50,000 in restricted preferred stock.

The operator has advanced field work including replacing mechanical down hole pumps, replacing pump jack motors, upgrading a water injection pump and stabilizing needed pump jack platforms. The Baylor County leases have historically produced from multiple pay zones and these leases have all depth rights. The leases are estimated to contain a minimum of 15 and likely up to 30 infill drilling locations with expectations based on historical IP (initial production) rates of between 15-20 BOPD on new wells.

In connection with the acquisition of the Baylor County leases, the Company entered into several agreements as follows:

(i)

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015 and has not been renewed or repaid as of filing date.  The balance of the outstanding of the promissory note as of July 31, 2014 was $61,934.  The Company has the option of satisfying the installments by payment of certain specifically enumerated obligations of a third party.  The note is secured by a mortgage on the leasehold interest.

(ii)

The Company entered into a promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

(iii)

The Company further agreed to issue to Dai-Brooks Enterprises, LLC 50,000 shares of newly issued Company Series A Convertible Preferred Stock and Warrants to purchase 500,000 shares of Company Common stock for a period of three (3) years at an exercise price of $.07 per share.

On October 3, 2014, the Company signed an agreement with Delta S Energy, LLC whereby the Company sold a 1/3 working interest in the Robert Motil and Otto Ptacek leases in Baylor County for a total consideration of $30,000, allocated $25,000 for the working interest and $5,000 for the first option to participate in a new welling program which expired on December 31, 2014.  The $25,000 was used to improve the equipment and infrastructure on the leased properties.

On February 23, 2015, the Company entered into a series of agreements with Delta S Energy, LLC (“Delta”) pursuant to which the following occurred:

a)

A Promissory Note in the amount of $316,292 payable by the Company to Perry Lynn Ayres was assigned by the holder to Delta and Delta is now the payee under said Promissory Note;

b)

The Company assigned to Delta an Overriding Royalty Interest (ORRI) comprising 20% of 8/8 of hydrocarbon substances derived from certain leases in Baylor County, TX;

c)

Delta assigned to the Company a working interest in certain leases in Baylor County, TX; and

d)

Delta paid the Company $33,000, which was offset by $3,495 which was previously owed by the Company to Delta.

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

Delta S Energy LLC Farm-In Agreement.

On October 6, 2014, the Company entered into a farm-in funding agreement with Delta S Energy LLC to make improvements to four of the Company's existing wells and upgrade infrastructure assets on the Baylor County leases. As part of the agreement, Delta S Energy LLC was granted the first right option to purchase all or part of the available working interests in the first 3 new drills to be spud on the leases for the period ending December 31, 2014.

In July 2014, the Company had its first oil sales from the Baylor County leased properties.

Bulgaria

On September 22, 2009 we entered into a Purchase and Sales Agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (over riding royalty interest) interest in the A-Lovech exploration block in Bulgaria. This interest has yet to yield any production.  This interest has been fully written off as of July 31, 2014.

Trius Energy

On October 1, 2009, we entered into an Asset Purchase and Sale Agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas.  These interests have yet to yield any production. As of July 31, 2014 the balance of the asset value of the properties conveyed with the Trius agreement have been impaired and they have no asset value recorded as of the end of this year.

Bastrop, Caldwell and Eastland Counties, Texas

On February 22, 2012, we entered into a 3-year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager with Asia-Pacific, the Company’s primary source of capital) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas.  In consideration for these leases the Company issued 24,155,435 shares of Company common stock to Langold.  The original value assigned these shares and the leaseholds was $3.3 million. These shares were valued at the price paid by Langold on their original 3-year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of Company common stock which was valued at $243,932 for a total consideration of $263,932.  These interests have yet to yield any production and the Company may have an obligation to plug one well.  As of July 31, 2014 the balance of the asset value of the foregoing properties have been fully impaired and have no value.

Financing Transactions

On July 19, 2010, we entered into a share issuance agreement with Asia Pacific Capital Ltd. (“Asia Pacific”) whereby Asia Pacific was originally obligated to make available up to $4,000,000 by way of advances until July 18, 2014, in accordance with the terms of the agreement. Thereafter, on March 8, 2011, we entered into a letter agreement to amend the original share issuance agreement we entered into with Asia-Pacific Capital Ltd. on July 19, 2010. Pursuant to the terms of the amendment, Asia-Pacific committed to providing us with a total of $8,000,000 in advances despite the fact that the initial $4,000,000 had not yet been fully advanced. As of July 31, 2014 we had issued a total of 3,998,048 shares of our company to Asia Pacific for a total cash amount of $1,055,000 under the terms of the amended agreement.  In addition, under the terms of the original agreement, on May 22, 2012 the Company issued warrants to purchase 5,807,752 shares of Company common stock to Asia-Pacific Capital Ltd. The warrants issued have an exercise price of $1.25 and were fully vested at the date of grant. The warrants have a term of three years and none of these warrants have been exercised.

On November 23, 2011, the Company further amended the share issuance agreement to amend the pricing mechanisms (the “Unit Price”) within the original agreement. The definition of the Unit Price in of the original agreement is deleted and replaced with “Unit Price means a price equal 95% of the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the date of the Notice, as quoted on Google Finance or other source of stock quotes as agreed to by the parties, but at no time less than $0.05 per share”. Excluding the modifications to the Unit Price, the original agreement remains in full force and effect.  No further advances have been made by Asia Pacific and the Company does not expect any further advances to be made.

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

Pursuant to the stock purchase agreement, we agreed to issue to PF1 548,921 shares of common stock for $43,000 cash on May 23, 2013.  These shares were not physically issued to PF1 until April 11, 2014. Thereafter, (a) in October 2013, the Company received a further Advance from PF1 in the amount of $31,118.  (b) on November 13, 2013, the Company received a further $1,000; (c) on February 20, 2014, the Company received a further $5,000; (d) on April 8, 2014, the Company received an additional $3,000; (e) on May 5, 2014, the Company received an additional $4,500 and (f) on June 3, 2014 the Company received an additional $6,500.  These additional amounts were recorded as additional paid-in capital.  Additional shares were to be issued under the stock purchase agreement at the request of PF1, and as of the date of this report, no such request has been made and, therefore, no additional shares have been physically issued to date.  Notwithstanding, the Company has reserved 1,022,360 shares of its Common Stock for future issuance on account of these advances.  Proceeds of these Advances were used to retire outstanding indebtedness to third parties and general corporate purposes.  The Company does not expect to receive any further advances from PF1 and intends to terminate the stock purchase agreement with PF1 during the Company¹s 2015 fiscal year.

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable in either cash or Company stock at the Company’s discretion. As of July 31, 2014, Company had accrued $56,250 due on account of the Contractor Agreement.

Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of July 31, 2014, no part of the consideration payable on account of the second agreement has been earned.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

Subsequent to October 31, 2013, the Company received free rent from a related party without a written agreement.  The reasonable value of the space occupied by the Company is approximately $2,000 per year based on comparable leases in the area.  In that there is no obligation to repay this amount in the future, the Company believes that this is an immaterial amount and no accrual on account thereof has been recorded.

At July 31, 2014, the Company owed $114,300 to two former officers, one former director and one current director which have been accrued as accounts payable in non-interest bearing notes. We have reported the liability as owing to related parties. All amounts owing to related parties relate to fees for services provided.  In addition, at July 31, 2014, the Company had accrued $36,300 as short-term liabilities for amounts due to two current directors.

In July 2014, the Board of Directors authorized the Company to enter into Stock Purchase Agreements with six (6) of its shareholders to repurchase an aggregate of 11,384,273 shares of its common stock for an aggregate consideration of $11,384, payable within 36 months from the date of execution of each Stock Purchase Agreement, together with interest thereon at a rate of four percent (4%) per annum.  To date, the Company has only reached agreement with one of these six shareholders, ACR Holdings Ltd. (“ACR”). ACR tendered 3,063,512 shares to the Company in October 2014 and these shares were recorded as treasury shares.

Also in July 2014, the Board of Directors authorized the Company to enter into Share Exchange Agreements with Daniel Martinez-Atkinson, Ian Spowart, and Langold Enterprises whereby the Company would exchange an aggregate of 52,355,435 shares of Company Common Stock for an aggregate of 2,355,995 shares of a newly issued Company Series B Convertible Preferred Stock (which has yet to be designated) which would be convertible by its terms into an aggregate of 47,119,900 shares of Company Common Stock.  To date, none of these exchanges have been completed.

On September 23, 2014, the Company sold 2,000,000 shares of common stock to Delta S Ventures, LP at a price of $.01 per share for proceeds of $20,000.

On February 23, 2015, the Company entered into a series of agreements with Delta S Energy, LLC (“Delta”) pursuant to which the following occurred:

a)

A Promissory Note in the amount of $316,292 payable by the Company to Perry Lynn Ayres was assigned by the holder to Delta and Delta is now the payee under said Promissory Note;

b)

The Company assigned to Delta an Overriding Royalty Interest (ORRI) comprising 20% of 8/8 of hydrocarbon substances derived from certain leases in Baylor County, TX;

c)

Delta assigned to the Company a working interest in certain leases in Baylor County, TX; and

d)

Delta paid the Company $33,000, which was offset by $3,495 which was previously owed by the Company to Delta.

Capital Transactions.

On June 11, 2008, the Company implemented a 25 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased to 1,875,000,000 shares of common stock with a par value of $0.001.  Thereafter, effective June 11, 2008, as approved by our board of directors and a majority of our shareholders, we reduced our authorized capital from 1,875,000,000 shares of common stock to 150,000,000 shares of common stock.

On April 23, 2014, the number of shares of Stock authorized by the Company to be issued was increased from 150,000,000 shares to 160,000,000 shares, comprising 150,000,000 shares of Common Stock par value $0.001 and 10,000,000 shares of Preferred Stock par value $0.001.

On January 14, 2015, the Company filed a Certificate of Designations authorizing the issuance of up to 100,000 shares of its Series C Preferred Stock.  As of the date of this report, none of the series C Preferred stock has been issued.

Other Matters Related to the Company’s Operations

COMPETITION

We compete with other exploration and development companies for financing from a limited number of investors that are prepared to make investments in exploration-stage oil and gas companies. The presence of competing oil and gas exploration and development companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

We also compete for oil and gas properties of merit with other oil and gas exploration and development companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional oil and gas properties.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties.  This could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to establish exploration companies that may purchase resource properties or enter into joint venture agreements with exploration-stage companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

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

EMPLOYEES

As of April 9, 2015, we have no full-time employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations. Our officers and directors do not currently work for cash compensation and presently receive only stock compensation.  The Company intends to revisit executive compensation when the situation warrants.

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

RESOURCE PROPERTIES

Baylor County, Texas

In March 2014, the Company entered into a series of agreements to acquire certain oil and gas leases located in Baylor County, Texas from certain non-related third parties.  Specifically, the Company acquired four oil & gas producing leases in a transaction which covers 1,038 acres with 17 oil wells, 4 injection wells and related surface production equipment. Average production of 3-4 Barrels of Oil Per Day (BOPD) from operating wells is anticipated before any additional cleaning or remedial work is performed. The leases provide 100% Working Interest and 70-75% Net Revenue Interest (NRI) for the Company in exchange for seller financing, a carried 5% ORR and $50,000 in restricted preferred stock.

The operator has advanced field work including replacing mechanical down hole pumps, replacing pump jack motors, upgrading a water injection pump and stabilizing needed pump jack platforms. The Baylor County leases have historically produced from multiple pay zones and these leases have all depth rights. The leases are estimated to contain a minimum of 15 and likely up to 30 infill drilling locations with expectations based on historical IP (initial production) rates of between 15-20 BOPD on new wells.

In connection with the acquisition of the Baylor County leases, the Company entered into several agreements as follows:

(i)

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015 and has not been renewed or repaid as of filing date.  The balance of the outstanding of the promissory note as of July 31, 2014 was $61,934.  The Company has the option of satisfying the installments by payment of certain specifically enumerated obligations of a third party.  The note is secured by a mortgage on the leasehold interest.

(ii)

The Company entered into a promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

(iii)

The Company further agreed to issue to Dai-Brooks Enterprises, LLC 50,000 shares of newly issued Company Series A Convertible Preferred Stock and Warrants to purchase 500,000 shares of Company Common stock for a period of three (3) years at an exercise price of $.07 per share.

In connection with the Baylor County Leases acquired by the Company, on May 30, 2014, the Company entered into an Operating Agreement with BEP Operating, LLC as the successor operator of the properties described in the Baylor County Leases.  Pursuant to this agreement, BEP Operating, LLC will hold the license to operate these leases.  BEP Operating, LLC is licensed by the Texas Railroad Commission and is bonded to undertake these operations.  The Company anticipates that in the future when it has satisfied all requirements of the Texas Railroad Commission and is duly bonded, it will directly operate these leases.  The Operating Agreement calls for the Company to reimburse all of BEP Operating, LLC’s operating expenses incurred in connection with the work and to pay an additional amount on account of the operator’s overhead.  As of July 31, 2014, $4,125 has accrued on account as a reimbursement obligation.  BEP Operating, LLC is controlled by Carlos E. Buchanan II, the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

On October 3, 2014, the Company signed an agreement with Delta S Energy whereby the Company sold a 1/3 working interest in the Robert Motil and Otto Ptacek leases in Baylor County for a total consideration of $30,000, allocated $25,000 for the working interest and $5,000 for the first option to participate in a new welling program which expired on December 31, 2014.  The $25,000 was used to improve the equipment and infrastructure on the leased properties.

On February 23, 2015, the Company entered into a series of agreements with Delta S Energy, LLC (“Delta”) pursuant to which the following occurred:

a)

A Promissory Note in the amount of $316,292 payable by the Company to Perry Lynn Ayres was assigned by the holder to Delta and Delta is now the payee under said Promissory Note;

b)

The Company assigned to Delta an Overriding Royalty Interest (ORRI) comprising 20% of 8/8 of hydrocarbon substances derived from certain leases in Baylor County, TX;

c)

Delta assigned to the Company a working interest in certain leases in Baylor County, TX; and

d)

Delta paid the Company $33,000, which was offset by $3,495 which was previously owed by the Company to Delta.

Bulgaria

On September 22, 2009 we entered into a Purchase and Sales Agreement with William C. Athens pursuant to which we agreed to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) interest in the A-Lovech exploration block in Bulgaria. This interest has yet to yield any production.  This interest has been fully written off as of July 31, 2014.

Trius Energy

On October 1, 2009, we entered into an Asset Purchase and Sale Agreement with Trius Energy LLC, pursuant to which we acquired certain oil and gas assets from Trius Energy LLC in Jackson County, Texas.  These interests have yet to yield any production. As of July 31, 2014 the balance of the asset value of the properties conveyed with the Trius agreement have been impaired and they have no asset value recorded as of the end of this year.

Bastrop, Caldwell and Eastland Counties, Texas

On February 22, 2012, we entered into a 3-year lease assignment agreement with Langold Enterprises Limited (an entity with some cross ownership and common principal manager with Asia-Pacific, the Company’s primary source of capital) pertaining to certain interests in oil and gas properties in Bastrop, Caldwell and Eastland Counties, Texas.  In consideration for these leases the Company issued 24,155,435 shares of Company common stock to Langold.  The original value assigned these shares and the leaseholds was $3.3 million. These shares were valued at the price paid by Langold on their original 3-year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of Company common stock which was valued at $243,932 for a total consideration of $263,932.  These interests have yet to yield any production and the Company may have an obligation to plug one well.  As of July 31, 2014 the balance of the asset value of the foregoing properties have been fully impaired and have no value.

ITEM 3.  LEGAL PROCEEDINGS

On November 6, 2014, the Company was advised in writing that it was delinquent on certain financial obligations to Trius Energy, LLC pertaining to the Baylor County leases including a threat of legal action in the event the amount demanded is not paid.  This action could include the foreclosure of an applicable mortgage and security agreement if the amounts due are not promptly paid.  The Company is currently assessing this matter and cannot determine the amount of financial exposure which could arise from this matter, if any.  In addition to any financial exposure, the Company could incur legal fees and other costs of litigation in connection with this matter.  As of July 31, 2014, the outstanding accounts payable balance due to Trius Energy, L.L.C. was $57,509.  Other than the foregoing, we are not aware of any other pending or potential legal actions.

On January 27, 2015, the Company received notice of litigation filed by the holder of its Baylor County leases related to the Company’s default on its secured promissory note dated as of April 4, 2014.  Subsequently, this matter was settled when Delta S Energy paid the holder of the outstanding note and assumed the position as the payee.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 160,000,000 shares comprising 150,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share.  On July 31, 2014, there were 103,190,255 common shares and no shares of Preferred Stock.  Notwithstanding, the Company is obligated to issue 50,000 shares of Company Series A Preferred Stock to Dai-Brooks Enterprises, LLC.

Our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol "LBYE". Our shares have only experienced trading activity since March 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
July 31, 2014	$0.03	$0.01
April 30, 2014	$0.03	$0.02
January 31, 2014	$0.05	$0.03
October 31, 2013	$0.06	$0.02
July 31, 2013	$0.10	$0.02
April 30, 2013	$0.12	$0.01
January 31, 2013	$0.07	$0.01
October 31, 2012	$0.08	$0.04

As of April 9, 2015, we have 18 shareholders of record of the Company’s common stock par value $0.001. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr. Henderson, NV 89014.

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from August 1, 2013 to the present date which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Miles D. Bender	July 31, 2013	Common	500,000	Services ($27,500)
William T. Jones	July 31, 2013	Common	500,000	Services ($27,500)
Miles D. Bender	July 31, 2013	Common	500,000	Services ($27,500)
William T. Jones	July 31, 2013	Common	500,000	Services ($27,500)
Asher Enterprises, Inc.	November 14, 2013	Common	898,204	Debt Conversion ($17,964)
Petro Fund I, Inc.	April 11, 2014	Common	548,921	Purchase ($43,913)
Delta S Ventures LP	November 4, 2014	Common	2,000,000	Purchase ($25,000)
Arthur Roy	August 1, 2014	Common	1,500,000*	Services ($30,000)
Armando Buchanan	August 1, 2014	Common	1,000,000*	Services ($20,000)
Robert Steven Williamson	August 1, 2014	Common	1,000,000*	Services ($20,000)
*The Company has made a book entry for these shares as of the date indicated but has not physically issued the shares as of the date of this report.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Liberty Energy Corp., unless otherwise indicated.

Our Operations.

Our company was incorporated in the State of Nevada on June 6, 2006 under the name “DMA Minerals Inc.” to engage in the acquisition, exploration and development of natural resource properties. Our principal executive offices are located at 2425 Fountain View Drive, Suite 300, Houston, TX 77057. The U.S. telephone and fax numbers are (832) 649-2652 and (832) 575-1051 respectively.  Since inception, the Company has produced almost no revenues and the Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company is subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

The Company has generated net losses since inception of and had an accumulated deficit at July 31, 2014 in the amount of $2,560,828 and had a working capital deficit of $444,963.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon the Company’s ability to raise additional debt and/or equity capital. There is no assurance that the Company will be successful in raising additional funds through any potential sources.

Current Operations.

Baylor County Leases

In March 2014, the Company entered into a series of agreements to acquire certain oil and gas leases located in Baylor County, Texas from certain non-related third parties.  Specifically, the Company acquired four oil & gas producing leases in a transaction which covers 1,038 acres with 17 oil wells, 4 injection wells and related surface production equipment. Average production of 3-4 Barrels of Oil Per Day (BOPD) from operating wells is anticipated before any additional cleaning or remedial work is performed. The leases provide 100% Working Interest and 70-75% Net Revenue Interest (NRI) for the Company in exchange for seller financing, a carried 5% ORR and $50,000 in restricted preferred stock.

The operator has advanced field work including replacing mechanical down hole pumps, replacing pump jack motors, upgrading a water injection pump and stabilizing needed pump jack platforms. The Baylor County leases have historically produced from multiple pay zones and these leases have all depth rights. The leases are estimated to contain a minimum of 15 and likely up to 30 infill drilling locations with expectations based on historical IP (initial production) rates of between 15-20 BOPD on new wells.

In connection with the acquisition of the Baylor County leases, the Company entered into several agreements as follows:

(i)

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015 and has not been renewed or repaid as of filing date.  The balance of the outstanding of the promissory note as of July 31, 2014 was $61,934.  The Company has the option of satisfying the installments by payment of certain specifically enumerated obligations of a third party.  The note is secured by a mortgage on the leasehold interest.

(ii)

The Company entered into a promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

(iii)

The Company further agreed to issue to Dai-Brooks Enterprises, LLC 50,000 shares of newly issued Company Series A Convertible Preferred Stock and Warrants to purchase

500,000 shares of Company Common stock for a period of three (3) years at an exercise price of $.07 per share.

On February 23, 2015, the Company entered into a series of agreements with Delta S Energy, LLC (“Delta”) pursuant to which the following occurred:

a)

A Promissory Note in the amount of $316,291.61 payable by the Company to Perry Lynn Ayres was assigned by the holder to Delta and Delta is now the payee under said Promissory Note;

b)

The Company assigned to Delta an Overriding Royalty Interest (ORRI) comprising 20% of 8/8 of hydrocarbon substances derived from certain leases in Baylor County, TX;

c)

Delta assigned to the Company a working interest in certain leases in Baylor County, TX; and

d)

Delta paid the Company $33,000, which was offset by $3,495 which was previously owed by the Company to Delta.

BEP Operating Agreement.

In connection with the Baylor County Leases acquired by the Company, on May 30, 2014, the Company entered into an Operating Agreement with BEP Operating, LLC as the successor operator of the properties described in the Baylor County Leases.  Pursuant to this agreement, BEP Operating, LLC will hold the license to operate these leases.  BEP Operating, LLC is licensed by the Texas Railroad Commission and is bonded to undertake these operations.  The Company anticipates that in the future when it has satisfied all requirements of the Texas Railroad Commission and is duly bonded, it will directly operate these leases.  The Operating Agreement calls for the Company to reimburse all of BEP Operating, LLC’s operating expenses incurred in connection with the work and to pay an additional amount on account of the operator’s overhead.  BEP Operating, LLC is controlled by Carlos E. Buchanan, brother of Armando Buchanan, the Company’s Chief Financial Officer.

Delta S Energy LLC Farm-In Agreement.

On October 28, 2014, the Company entered into a farm-in funding agreement with Delta S Energy LLC to make improvements to four of the Company's existing wells and upgrade infrastructure assets on the Baylor County leases. As part of the agreement, Delta S Energy LLC was granted the first right option to purchase all or part of the available working interests in the first 3 new drills to be spud on the leases for the period ending December 31, 2014.

In July 2014, the Company had its first oil sales from the Baylor County leased properties.

The following table provides selected financial data about our company for the periods ended July 31, 2014 and 2013.

	Year Ended July 31
	2014	2013
Revenue	$10,593	$-
Total Operating and G&A Expenses	$(651,315)	$(347,912)
Other Income (Expenses)	$(1,389)	$(151,588)
Net Loss	$(642,111)	$(499,500)

Revenues

With the acquisition of the Baylor County leaseholds we have earned revenues in the amount of $10,593 during the year ended July 31, 2014.  We earned no revenue in the year ended July 31, 2013.

General Administrative Expenses

Our general administrative expenses for the year ended July 31, 2014 $263,836 decreased by $73,262 compared to the year ended July 31, 2013. This decrease in general administrative expenses is due to lower executive compensation costs, most of which was either accrued or paid in stock.

Operating Expenses

Our operating expenses for the year ended July 31, 2014 increased by $376,665 over the year ended July 31, 2013.  The principal components of this increase were impairment expense of $363,939, accretion expense of $5,585 and depreciation of $10,391.  Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.   Our policy is consistent with ASC 932 “Extractive Activities – Oil and Gas”.  The impairment expense recorded for the year ended July 31, 2014 is related to the Caldwell and Eastland oil and gas properties.  The impairment expense is due to the write-off of the Company’s interests in the Caldwell and Eastland oil and gas properties.

Liquidity and Financial Condition

As of July 31, 2014, our total current assets were $2,759 and our total current liabilities were $447,722 and we had a working capital deficit of $444,963. Our financial statements report a net loss of $642,111 for the year ended July 31, 2014.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	For the year ended July 31, 2014	For the year ended July 31, 2013
Net Cash Used in Operating Activities	$(44,335)	$(107,486)
Net Cash Used In Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$42,500	$70,500
Decrease during the year	$(1,835)	$(36,986)

We had cash in the amount of $59 as of July 31, 2014 as compared to $1,894 as of July 31, 2013. We had a working capital deficit of $444,963 as of July 31, 2014 compared to working capital deficit of $258,398 as of July 31, 2013.

For the year ended July 31, 2014, our net cash received from financing activities was $42,500, all of which came from proceeds of the sale of common stock, compared to $43,000 in 2013, all of which came from the proceeds of the sale of common stock.  In addition, the Company issued 50,000 shares of Series A Preferred Stock and Warrants to purchase 500,000 shares of Common Stock as partial consideration for the acquisition of certain properties. These securities were valued in the aggregate at $50,000.  No shares of Series A Preferred Stock were issued in any prior periods.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
General, Administrative, and Corporate Expenses	$ 400,000
Operating Expenses	$ 600,000
Acquisitions & Exploration	$ 3,000,000
Development	$ 1,000,000
TOTAL	$ 5,000,000

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

Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired.   Our policy is consistent with ASC 932 “Extractive Activities – Oil and Gas”.

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

Our company’s federal tax returns for the years ended 2009 through 2013 are open to examination. At July 31, 2014, our company evaluated our open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. Our company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

US GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. Our company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. Our company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. Our company’s derivative liabilities recognized since August 1, 2012 were considered Level 3 financial instruments. There were no derivatives at July 31, 2014.

Recently adopted and pending accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities" (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective July 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS

JULY 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Liberty Energy Corp.

Houston, Texas

We have audited the accompanying balance sheets of Liberty Energy Corp. (the “Company") as of July 31, 2014 and 2013, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Energy Corp. as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has not presented supplemental information on oil and gas exploration, development and production activities that accounting principles generally accepted in the United States has determined is necessary to supplement, although not required to be part of, the basic financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses, has had negative operating cash flows and minimal revenues. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 9, 2015

LIBERTY ENERGY CORP.
Balance Sheets

	July 31,	July 31,
	2014	2013
Current Assets
Cash	$59	$1,894
Other Current Assets	2,700	-
Total Current Assets	2,759	1,894

Oil and Gas Properties, full cost method	535,201	363,939
Accumulated Depletion, Depreciation and Amortization	(10,391)	-
Net Oil and Gas Properties	524,810	363,939

Total Assets	$527,569	$365,833

Current Liabilities
Accounts Payable	$153,601	$87,928
Notes Payable	61,934	32,500
Notes Payable – Related Party	36,300	-
Current Portion Due - Long Term Notes Payable	20,318	-
Accrued Interest	5,019	25,564
Accounts Payable – Related Party	170,550	114,300
Total Current Liabilities	447,722	260,292

Long Term Liabilities
Notes Payable	286,358	-
Asset Retirement Obligations	109,495	-
Total Long Term Liabilities	395,853	-

Total Liabilities	843,575	260,292

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 160,000,000 shares
authorized; 103,190,255 and 98,243,130 shares issued and
outstanding as of July 31, 2014 and July 31, 2013, respectively	103,190	98,243
Preferred Shares, $.001 par value, 10,000,000 shares
authorized; 50,000 and 0 shares issued
and outstanding as of July 31, 2014 and
July 31, 2013, respectively	50	-
Additional Paid In Capital – Common Shares	2,091,632	1,926,015
Additional Paid In Capital – Series A Preferred	44,589	-
Additional Paid In Capital – Warrants to Class A Preferred	5,361	-
Total Additional Paid In Capital	2,141,582	1,926,015
Accumulated Deficit	(2,560,828)	(1,918,717)
Total Stockholders' Equity (Deficit)	(316,006)	105,541

Total Liabilities & Stockholders' Equity (Deficit)	$527,569	$365,833

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
Statements of Operations

	Year	Year
	Ended	Ended
	July 31,	July 31,
	2014	2013
Revenues
Oil and Gas Sales	$10,593	$-
Total Revenues	10,593	$-

Operating Costs
Impairment Expense	363,939	-
Accretion Expense	5,585	-
Depreciation	10,391	-
Other Operating Costs	7,564	10,814
Total Operating Expense	(387,479)	(10,814)
Operating Loss	(376,886)	(10,814)

General & Administrative Expenses
Professional Fees	84,410	40,827
General & Administrative	179,426	296,271
Total General & Administrative Expenses	(263,836)	(337,098)

Other Income/(Expense)
Gain on Baylor County Leases	10,355	-
Interest expense	(11,744)	(122,614)
Loss on derivative liability	-	(28,974)
Total Other Income/(Expense)	(1,389)	(151,588)
Net loss	$(642,111)	$(499,500)

Net Loss per share
Basic earnings per share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	99,992,617	92,745,896

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP Statement of Changes in Shareholders’ Equity (Deficit)
	Common Stock	Common Stock Amount	Class A Preferred	Class A Preferred Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, July 31, 2012	88,528,470	$88,528			$1,598,661	$(1,419,217)	$267,972

Shares issued for advisory board services	25,000	25			1,475		1,500
Shares issued for advisory board services	25,000	25			975		1,000
Converted debt	7,665,860	7,666			88,480		96,146
Derivative related to convertible debt					85,424		85,424
Stock to be issued to Petro Fund 1					43,000		43,000
Net Loss, July 31, 2013						(499,500)	(499,500)
Balance, July 31, 2013	96,244,330	96,244			1,818,015	(1,918,717)	(4,458)

Asher Conversion to Common Stock	898,204	898			14,102		15,000
Shares Issued for Advances from Petro Fund 1	548,921	548			73,069		73,617
Shares issued for Officer Compensation	5,500,000	5,500			174,500		180,000
To reduce the accrued interest recorded on 7/31/13 related to discount on the shares issued					11,946		11,946
Class A Shares Issued to Dai Brooks as part of purchase of Baylor County Leases			50,000	50	49,950		50,000

Net Loss, July 31, 2014						(642,111)	(642,111)
Balance, July 31, 2014	103,191,455	$103,190	50,000	$50	$2,141,582	$(2,560,828)	$(316,006)

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
Statements of Cash Flows

	Year	Year
	Ended	Ended
	Jul-31	Jul-31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(642,111)	$(499,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Impairment Expense	363,939	-
ARO Depreciation	10,391	-
ARO Accretion	5,585	-
Loss on derivative liability	-	28,974
Amortization of debt discount & financing	-	75,000
Stock Issued for Services	66,500	-
Stock Compensation	3,500	112,500
Amortization of deferred financing costs	-	5,000
Changes in operating assets and liabilities:
Utilities Deposit	(2,700)	-
Accounts Payable and accrued liabilities	150,561	170,540
Net cash used in operating activities	(44,335)	(107,486)
CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Oil and Gas Properties	-	-
Net cash provided by (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	42,500	43,000
Repayment of loan payable	-	(27,500)
Proceeds from notes loan payable	-	55,000
Net cash provided by financing activities	42,500	70,500
Net increase (decrease) in cash	(1,835)	(36,986)
Cash at beginning of period	1,894	38,880
Cash at end of period	$59	$1,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Expense Paid	$16,429	$14,835
Income Taxes	$-	$-
Non Cash Activity
Lease Acquired through issuance of notes payable	$381,292	-
Lease acquired through issuance of common stock	50,000	-
ARO Assets	103,910	-
Write-off of Discount on Oil and Gas Properties	-	103,750
Shares issued for conversion of note payable issued on May 23, 2012 and interest of $1,700	-	44,200
Shares issued for conversion of note payable issued on July 11,2012 and interest of $1,300	-	28,800
Shares issued for conversion of note payable issued on April 10, 2013 and interest of $850	15,000	-

The accompanying notes are an integral part of these audited financial statements.

LIBERTY ENERGY CORP.
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Liberty Energy Corp. (f/k/a DMA Minerals Inc., the “Company”) was incorporated on June 6, 2006 under the laws of the State of Nevada. Since inception, the Company has produced only nominal revenues. The Company’s principal activity is the exploration and development of oil and gas properties. Properties are located in the United States of America.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

In May 2014, FASB issued Accounting Standard Update (ASU) 2014-09 – Revenue from Contracts with Customers (Topic) 606.This Statement is a joint collaborative effort between FASB and the International Accounting Standard Board (IASB) to improve and standardized revenue recognition across industries or transactions. Previous revenue recognition guidance in GAAP comprised broad revenue concepts together with numerous requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. Accordingly, FASB and IASB developed a common revenue standard that would: (a) remove inconsistencies and weaknesses in revenue requirements (b) provide a more robust framework for addressing revenue issues (c) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (d) provide useful information to users of financial statements through improved disclosure requirements (e) simplify the preparation of financial statement by reducing the number of requirements to which an entity must refer. The core principle underlying the provisions of the Statement is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following five steps:

-

Identify the contract(s) with a customer

-

Identify the performance obligations in the contract

-

Determine the transaction price

-

Allocate the transaction price to the performance obligations in the contract

-

Recognize revenue when (or as) the entity satisfies a performance obligation

The provisions of this Statement are effective for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact, if any, upon its financial position, results of operations or cash flow upon adoption.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

ASC 932 provides guidance specific to oil and gas producing activities. It contains several Subtopics that interact with other Topics in the Codification. Guidance in these Subtopics rather than the more general guidance in the other Topics shall be applied to the specific issues addressed.

Asset Retirement Obligations

The Company provides for future asset retirement obligations on its resource properties and facilities based on estimates established by current legislation and industry practices.

The asset retirement obligation is measured at the cost to plug and abandon the wells located on the leasehold properties as of July 31, 2014 at a rate estimated at $3 per measured depth footage of which this rate is obtained from estimated figures published by the Railroad Commission of Texas.  As the total amount of the ARO Calculations is being booked in the present there is no future value to calculate, as such calculations for inflation and accretion are not accounted for at this time.  The asset retirement obligation is initially measured at fair value and capitalized as an asset retirement cost. The obligation is accreted through interest expense until it is expensed and or settled.  The fair value of the obligation is estimated based on figures published by the Railroad Commission of Texas and is then accreted using an expected inflation rate for oil field service costs.

The significant assumptions used to develop the expected liability during the period are as follows:

-

Average cost to remediate individual well sites by Measured Depth: $3 (net to our interest)

-

Average gross salvage value expected from individual well sites remediated: $0 (net)

-

Expected inflation rate for oil field service costs: 5% excluded from calculation Risk weighted cost of credit: 8% excluded from calculation

-

Average time to abandonment: 20 years excluded from calculation

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss in the settlement period.

Depreciation

The Company recorded depreciation for a total of $10,391 of its oil and gas properties for the fiscal year ending July 31, 2014, based on a 5 year straight line depreciation method.

Depletion

The company did not record depletion for the fiscal year ending July 31, 2014. During the fiscal year subsequent to the acquisition of the Baylor leasehold properties an immaterial amount of oil was produced by C.D. Ayres as operator for Liberty, and a detailed revenue billing statement or load ticket from the Purchaser Gatherer Sunoco was not presented to us from the Operator C.D. Ayres.

Depletion will be recorded as oil and or gas is produced from the leasehold properties.

Concentrations

Subsequent to the acquisition of oil and gas field interests, the Company also became a party to the operator agreements (“JOA’s”) that define the rights and responsibilities of the third party operator and passive interest holders. Under the JOA, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain acreage. Currently all of the Company’s leasehold interests have as their third party operator BEP Operating LLC which is controlled by a related party managing member.

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

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under ASC 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

The Company’s federal tax returns for the years ended 2009 through 2013 are open to examination. At July 31, 2014, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company accounts for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair Value of Financial Instruments

GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities recognized since August 1, 2012 were considered Level 3 financial instruments.

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

Bulgaria

On September 22, 2009, we entered into a purchase and sales agreement with William C. Athens to acquire a total of 1/16th of 1% of 8/8ths ORRI (overriding royalty interest) in the A-Lovech exploration block in Bulgaria for a total price of $400,000. This agreement was later terminated, however, the Company retains a 1/64th of the 1% interest in the A-Lovech exploration block and the seller has retained the funds paid by the Company for this acquisition.  These assets were fully written off as of July 31, 2014.

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

In consideration for the above leases the Company issued 24,155,435 restricted shares of our common stock to Langold, a non-US shareholder.  The restricted shares were valued equal to the volume weighted average of the closing price (the “VWAP”) of Common Stock for the ten (10) Banking Days immediately preceding the execution of the assignment, as quoted on Google Finance or other sources of stock quotes as agreed to by the parties. The original value assigned these shares and the leaseholds was $3.3 million. It was determined that due to the relationship between Langold and Asia-Pacific, this transaction was not arms length but rather was related party. The Company corrected the error and the shares issued and the leasehold costs recorded were valued at the price paid by Langold on their original 3 year lease acquisition from the land owners. That price paid was $20,000 cash plus 1,800,000 shares of restricted Liberty Energy stock which was valued at $243,932 for a total consideration of $263,932 which is recorded as oil and gas properties in the prior year balance sheets as of July 31, 2013 and 2012. These assets were fully written off as of July 31, 2014.

Baylor County Leases

In March 2014, the Company entered into a series of agreements to acquire certain oil and gas leases located in Baylor County, Texas from certain non-related third parties.  Specifically, the Company acquired four oil & gas producing leases in a transaction which covers 1,038 acres with 17 oil wells, 4 injection wells and related surface production equipment. Average production of 3-4 Barrels of Oil Per Day (BOPD) from operating wells is anticipated before any additional cleaning or remedial work is performed. The leases provide 100% Working Interest and 70-75% Net Revenue Interest (NRI) for the Company in exchange for seller financing, a carried 5% ORR and $50,000 in restricted preferred stock.

The operator has advanced field work including replacing mechanical down hole pumps, replacing pump jack motors, upgrading a water injection pump and stabilizing needed pump jack platforms. The Baylor County leases have historically produced from multiple pay zones and these leases have all depth rights. The leases are estimated to contain a minimum of 15 and likely up to 30 infill drilling locations with expectations based on historical IP (initial production) rates of between 15-20 BOPD on new wells.

In connection with the acquisition of the Baylor County leases, the Company entered into several agreements as follows:

(i)

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015 and has not been renewed or repaid as of filing date.  The balance of the outstanding of the promissory note as of July 31, 2014 was $61,934.  The Company has the option of satisfying the installments by payment of certain specifically enumerated obligations of a third party.  The note is secured by a mortgage on the leasehold interest.

(ii)

The Company entered into a promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

(iii)

The Company further agreed to issue to Dai-Brooks Enterprises, LLC 50,000 shares of newly issued Company Series A Convertible Preferred Stock and Warrants to purchase 500,000 shares of Company Common stock for a period of three (3) years at an exercise price of $.07 per share.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of July 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

Buchanan Ventures, Inc.

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable in either cash or Company stock at the Company’s discretion. As of July 31, 2014, Company had accrued $56,250 due on account of the Contractor Agreement.  Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of July 31, 2014, no part of the consideration payable on account of the second agreement has been earned.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

BEP Operating, LLC.

In connection with the Baylor County Leases acquired by the Company, on May 30, 2014, the Company entered into an Operating Agreement with BEP Operating, LLC as the successor operator of the properties described in the Baylor County Leases.  Pursuant to this agreement, BEP Operating, LLC will hold the license to operate these leases.  BEP Operating, LLC is licensed by the Texas Railroad Commission and is bonded to undertake these operations.  The Company anticipates that in the future when it has satisfied all requirements of the Texas Railroad Commission and is duly bonded, it will directly operate these leases.  No fees payable to BEP Operating, LLC were paid during fiscal year 2014 as all costs during that period were billed to the then operators of the properties.  The Operating Agreement calls for the Company to reimburse all of BEP Operating, LLC’s operating expenses incurred in connection with the work and to pay an additional amount on account of the operator’s overhead.  BEP Operating, LLC is controlled by Carlos E. Buchanan II, the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

Delta S Energy LLC, which has entered into a farm-in agreement with the Company, and Delta S Ventures, LP, which is an investor in the Company, are related parties.  This agreement provides a positive financial impact for the Company as it provide it with liquidity and ability to conduct operations on the leases as part of the agreement in order to increase oil production from the properties which will have an effect on revenue.

Subsequent to October 31, 2013, the Company received free rent from BEP Operating LLC a related party without a written agreement.  Based on comparable commercial lease space in the current market for office lease space, properties are marketed at various prices but a sample market rate of $15 per Square foot annualized, an approximation of 133 square feet of usable space for the Company would be estimated at $2,000 annually.

At July 31, 2014, the Company owed $114,300 two former officers, one former director and one current director which have been accrued as accounts payable in non-interest bearing notes. We have reported the liability as owing to related parties. All amounts owing to related parties relate to fees for services provided.  In addition, at July 31, 2014, the Company had accrued $36,300 as short-term notes payable for amounts due to two current directors.

In July 2014, the Board of Directors authorized the Company to enter into Stock Purchase Agreements with six (6) of its shareholders to repurchase an aggregate of 11,384,273 shares of its common stock for an aggregate consideration of $11,384, payable within 36 months from the date of execution of each Stock Purchase Agreement, together with interest thereon at a rate of four percent (4%) per annum.  As of April 9, 2015, the Company had not reached agreement with any of these six shareholders.

Also in July 2014, the Board of Directors authorized the Company to enter into Share Exchange Agreements with Daniel Martinez-Atkinson, Ian Spowart and Langold Enterprises whereby the Company would exchange an aggregate of 52,355,435 shares of Company Common Stock for an aggregate of 2,355,995 shares of a newly issued Company Series B Convertible Preferred Stock (which has yet to be designated) which would be convertible by its terms into an aggregate of 47,119,900 shares of Company Common Stock.  As of July 31, 2014, none of these exchanges had been completed.

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

NOTE 8 – STOCK AND WARRANT TRANSACTIONS

On May 22, 2012, the Company issued warrants to purchase 5,807,752 shares of Company common stock to Asia-Pacific Capital Ltd. The warrants issued have an exercise price of $1.25 and were fully vested at the date of grant. The warrants have a term of three years and none of these warrants have been exercised.

In July 2014, the Board of Directors authorized the Company to enter into Stock Purchase Agreements with six (6) of its shareholders to repurchase an aggregate of 11,384,273 shares of its common stock for an aggregate consideration of $11,384.27, payable within 36 months from the date of execution of each Stock Purchase Agreement, together with interest thereon at a rate of four percent (4%) per annum.  As of April 9, 2015, the Company had not reached agreement with any of these six shareholders.

Also in July 2014, the Board of Directors authorized the Company to enter into Share Exchange Agreements with Daniel Martinez-Atkinson, Ian Spowart and Langold Enterprises whereby the Company would exchange an aggregate of 52,355,435 shares of Company Common Stock for an aggregate of 2,355,995 shares of a newly issued Company Series B Convertible Preferred Stock (which has yet to be designated) which would be convertible by its terms into an aggregate of 47,119,900 shares of Company Common Stock.  As of July 31, 2014, none of these exchanges had been completed.

On July 31, 2014, the Company agreed to issue to Dai-Brooks Enterprises, LLC 50,000 shares of newly issued Company Series A Convertible Preferred Stock and Warrants to purchase 500,000 shares of Company Common stock for a period of three (3) years at an exercise price of $.07 per share.  The Company recorded the aggregate value of the Series A Preferred Stock and Warrants as $50,000.

NOTE 9 – NOTES PAYABLE

The Company entered into a non-interest bearing promissory note in the face amount of $65,000 payable in ten equal monthly installments of $6,500 commencing April 15, 2014 with a final maturity date of January 15, 2015 and has not been renewed or repaid as of the date of filing.  The principal balance of the note as of July 31, 2014 is $ 61,934.  The Company has the option of satisfying the installments by payment of certain specifically enumerated obligations of a third party.  The note is secured by a mortgage on the leasehold interest.

The Company entered into a promissory note in the face amount of $316,292 payable in 117 equal monthly installments of $3,715.47 commencing March 1, 2014 with a final maturity date of December 1, 2023.  The note bears interest at a rate of seven percent (7%) per annum. The note is secured by a mortgage on the leasehold interest.

The below table represents the schedule of outstanding principal payments for long-term debt due in each of the next 5 years and amounts due after 5 years.

Year	Principal
2015	$ 20,318
2016	$ 30,905
2017	$ 27,583
2018	$ 29,577
2019 and thereafter	$ 198,293
Total Principal	$ 306,676

NOTE 10 – OFFICER AND DIRECTOR COMPENSATION

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

NOTE 11 – INCOME TAXES

As of July 31, 2014, the Company had federal net operating loss carryforwards of approximately $2,560,828 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of July 31, 2014 are approximately as follows:

Federal net operating loss (@ 34%)		$870,682
Less: valuation allowance		(870,682)
Net deferred tax asset	$	---

NOTE 12 – SUBSEQUENT EVENTS

In July 2014, the Board of Directors authorized the Company to enter into Stock Purchase Agreements with six (6) of its shareholders to repurchase an aggregate of 11,384,273 shares of its common stock for an aggregate consideration of $11,384, payable within 36 months from the date of execution of each Stock Purchase Agreement, together with interest thereon at a rate of four percent (4%) per annum.  To date, the Company has only reached agreement with one of these six shareholders, ACR Holdings Ltd. (“ACR”). ACR tendered 3,063,512 shares to the Company in October 2014 and these shares were recorded as treasury shares.

Also in July 2014, the Board of Directors authorized the Company to enter into Share Exchange Agreements with Daniel Martinez-Atkinson, Ian Spowart and Langold Enterprises whereby the Company would exchange an aggregate of 52,355,435 shares of Company Common Stock for an aggregate of 2,355,995 shares of a newly issued Company Series B Convertible Preferred Stock (which has yet to be designated) which would be convertible by its terms into an aggregate of 47,119,900 shares of Company Common Stock.  As of the date of this report, none of these exchanges had been completed.

On September 23, 2014, the Company sold 2,000,000 shares of common stock to Delta S Ventures, LP at a price of $.01 per share for proceeds of $20,000.

In September 2014, the Company borrowed $5,000 from Buchanan Ventures, LLC for use as working capital.  The advance is evidenced by a promissory note payable 18 months from the date of the advance and bears interest at a rate of five percent (5%) per annum.

On October 3, 2014, the Company signed an agreement with Delta S Energy whereby the Company sold a 1/3 working interest in the Robert Motil and Otto Ptacek leases in Baylor County for a total consideration of $30,000, allocated $25,000 for the working interest and $5,000 for the first option to participate in a new welling program which expired on December 31, 2014.  The $25,000 was used to improve the equipment and infrastructure on the leased properties.

On November 5, 2014, each of Messrs. Roy and Webb elected to receive 1,500,000 shares of Company common stock valued at $0.01 per share for accrued director fees in the amount of $15,000 due to each such director.

On January 14, 2015, the Company filed a Certificate of Designations authorizing the issuance of up to 100,000 shares of its Series C Preferred Stock.  As of the date of this report, none if the series C Preferred stock has been issued.

On January 27, 2015, the Company received notice of litigation filed by the holder of its Baylor County leases related to the Company’s default on its secured promissory note dated as of April 4, 2014.  Subsequently, this matter was settled when Delta S Energy (“Delta”) paid the holder of the outstanding note and assumed the position as the payee.  On February 23, 2015, the Company entered into a series of agreements with Delta pursuant to which the following occurred:

On February 23, 2015, the Company entered into a series of agreements with Delta pursuant to which the following occurred:

a)

A Promissory Note in the amount of $316,292 payable by the Company to Perry Lynn Ayres was assigned by the holder to Delta and Delta is now the payee under said Promissory Note;

b)

The Company assigned to Delta an Overriding Royalty Interest (ORRI) comprising 20% of 8/8 of hydrocarbon substances derived from certain leases in Baylor County, TX;

c)

Delta assigned to the Company a working interest in certain leases in Baylor County, TX; and

d)

Delta paid the Company $33,000, which was offset by $3,495 which was previously owed by the Company to Delta.

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

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.   This had led to the Company’s inability to provide certain supplemental information with respect to the disclosure of its oil and gas interests.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

UNTIMELY ISSUANCE OF SHARES:  The Company has on occasion not issued shares on a timely basis which results in difficulty reconciling outstanding share amounts.

LACK OF RESERVE REPORTS:  The Company’s lack of financial resources has prevented the Company from being able to timely produce reserve reports with respect to its oil and gas interests.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the status of our internal control over financial reporting that occurred during the last fiscal year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Arthur Roy	President, Secretary, Treasurer, Chief Executive Officer and Chairman of the Board of Directors	52	July 31, 2013
Richard C. Webb	Director	81	February 25, 2013
Robert Steven Williamson	Chief Operating Officer	63	October 21, 2013
Armando Rafael Buchanan	Chief Financial Officer	38	November 7, 2013

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Messrs. Roy, Webb, Williamson and Buchanan currently devote approximately 30 hours per week to company matters. In the future they will devote as much time as the board of directors deems necessary to manage the affairs of our company.

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Arthur Roy - President, Secretary, Treasurer, CEO and Chairman of the Board of Directors

Mr. Roy has been President, Secretary, Treasurer, CEO and Chairman of the Board of Directors of the Company since July 31, 2013.  He has 28 years experience in commercial and residential real estate investment, acquisitions and development. He started as licensed real estate agent for Hartley Realty Group and continued as a marketing representative for American Real Estate Group. He continued as project manager for Gateway Homes, Inc. focused on financing and building homes.   In 1995 he formed G. H. Riley Homes, Inc. and in 2000 he formed Owner-Builder Systems, Inc., both located in Houston, Texas.  These entities completed homes and developments valued in excess of $23 million dollars since their inception. In the last ten years his activities have expanded to include small cap investments and raising capital for oil & gas transactions, including the acquisition and redevelopment of distressed properties. Mr. Roy is currently serving as elected president and director of Fort Bend Municipal Utility District # 19. Mr. Roy received a BBA degree in Marketing from The University of Texas, Austin.

Richard C. Webb--Director

Mr. Webb has been a Director of the Company since February 2013.  Mr. Webb is presently Managing Director of Sequence Financial Specialists, LLC, a FINRA member.  Previously, he had been Managing Director, and was a founding partner of AWDB Capital, LLC, Investment Bankers.  He has an extensive background in the Houston, Texas investment and banking communities. He founded AWDB Capital, LLC, in January, 2005. Prior to the creation of AWDB Capital, he was the Vice-Chairman of Sanders Morris Harris (SMH) in Houston, Texas. SMH was the result of a merger between Harris Webb & Garrison and Sanders Morris Munday in 1999.  Mr. Webb holds licenses with FINRA including being a Registered Securities & Options Principal and Investment Banker. He received a BBA in Finance from the University of Texas and has completed the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania. Mr. Webb currently holds directorships with Bellville General Hospital Foundation and the Houston Museum of Natural Science.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Arthur Roy (officer and director), Richard C. Webb (director), Robert Steven Williamson (officer), Armando Rafael Buchanan (officer) and Langold Enterprises (10% holder) have not timely filed Form 3 –Initial Statement of Beneficial Ownership of Securities.  It is anticipated that these reports will be filed in the near term.

BOARD AND COMMITTEE MEETINGS

Our board of directors held several telephonic meetings during the year ended July 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table reflects the compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2014 and 2013; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ian Spowart, President, Chief Executive Officer and Director(1)	2013	72,000	nil	nil	nil	nil	nil	nil	72,000
Arthur Roy, President, Chief Executive Officer and Director(2)	2014	15,000	nil	$30,000	nil	nil	nil	nil	$45,000
Daniel Martinez-Atkinson, Chief Financial Officer, Treasurer, Secretary and Director(3)	2013	10,500	nil	nil	nil	nil	nil	nil	10,500
Miles Bender, Chief Executive Officer and Director(4)	2013	nil	nil	55,000	nil	nil	nil	nil	55,000
William Jones, Chief Operating Officer (5)	2013	nil	nil	55,000	nil	nil	nil	nil	55,000
Robert Steven Williamson, Chief Operating Officer (6)	2014	nil	nil	$20,000	nil	nil	nil	nil	20,000
Armando Rafael Buchanan, Chief Financial Officer (7)	2014	nil	nil	$20,000	nil	nil	nil	nil	20,000
Richard C. Webb, Director(8)	2013 2014	Nil 21,300	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 21,300

(1)  Mr. Spowart was appointed as the President, Chief Executive Officer and a director of our company on September 8, 2009.  He was appointed as Secretary, Treasurer and Chief Financial Officer on February 19, 2013.  He stepped down as Chief Financial Officer and Treasurer on March 27, 2013. He resigned from all remaining positions on May 1, 2013.

(2)  Mr. Roy was appointed President, Secretary, Treasurer, CEO and Chairman of the Board of Directors of the Company on July 31, 2013.

(3) Mr. Martinez-Atkinson was appointed the President, Chief Executive Officer, Treasurer, Secretary and a director of our company on June 6, 2006.  Mr. Martinez-Atkinson resigned as our President and Chief Executive Officer on September 8, 2009.  He resigned from his remaining positions on February 19, 2013.

(4) Mr. Bender was appointed Chief Executive Officer, President, Secretary and Chairman of the Board of Directors on May 1, 2013.  He resigned from all positions on July 31, 2013.

(5)  Mr. Jones was appointed Chief Operating Officer on May 1, 2013.  He resigned from all positions on July 31, 2013.

(6)  Mr. Williamson was appointed Chief Operating Officer of the Company in October 2013.

(7)  Mr. Buchanan was appointed Chief Financial Officer of the Company in November 2013.

(8)  Mr. Webb has been a director of the Company since February 2013.

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

On August 1, 2013, the Company agreed to issue an aggregate of 1,500,000 shares of common stock to Arthur Roy as compensation for his services as President, Secretary, Treasurer Chief Executive Officer and Chairman of the Board and 1,000,000 shares of common stock to each of Armando Rafael Buchanan and Robert Steven Williamson, the Chief Financial officer and Chief Operating Officer, respectively.  It was further agreed that all stock grants would vest in equal monthly installments over a twelve-month period and that the recipients would have the option of deferring all or any portion of said compensation.

GRANTS OF PLAN-BASED AWARDS

There were no equity or non-equity awards granted to the named executive officers during the year ended July 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that has not vested or equity incentive plan awards for our named executive officers as at July 31, 2014.

OPTION EXERCISES

During our Fiscal year ended July 31, 2014 there were no options exercised by our named officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding equity awards.

STOCK OPTIONS/SAR GRANTS

During the period from inception (June 6, 2006) to July 31, 2014, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended July 31, 2014 or July 31, 2013 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2014.

COMPENSATION OF DIRECTORS

On June 11, 2014, the Company’s Board of Directors approved compensation to the Company’s sole independent director, Richard Webb as follows: (a) $6,300 cash payable on May 1, 2014 for services provided as a director of the Company through May 1, 2014 and (b) additional compensation as an independent director of the Company at a rate of $15,000 per fiscal year, payable in two (2) semi-annual installments of $7,500 each on February 1 and May 1 of each year.  The same compensation was thereafter agreed for non-independent directors.  The fees are payable in cash or in shares of the Company’s Common Stock, at the option of the Company.  On November 5, 2014, each of Messrs. Roy and Webb elected to receive 1,500,000 shares of Company common stock valued at $0.01 per share for accrued director fees accrued during the fiscal year ended July 31, 2014 in the amount of $15,000 due to each such director.

We also reimburse our directors for expenses incurred in connection with attending board meetings. In addition, our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Arthur Roy (officer and director) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	3,000,000(2)	3.04%
Richard C. Webb (director) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	1,500,000 (2)	1.52%
Robert Steven Williamson (officer) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	1,000,000	1.01%
Armando Buchanan (officer) 2425 Fountain View Drive, Suite 300, Houston, TX 77057	1,000,000	1.01%
Langold Enterprises Limited Dekk House, Rue de Zippora, Providence Mahe Sechelles	24,806,103	25.15%
Ian Spowart 34 Hampton Road, Town Moor Doncaster, UK, DN2 5DG,	15,400,000	15.61%
Daniel Martinez-Atkinson Mill House, Thornton Le Clay, York, UK YO60 7TJ	15,000,000	15.21%
Directors and Executive Officers as a Group (4 persons)	6,500,000	6.59%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2015.  As of April 9, 2015, there were 102,129,346 shares of our company’s common stock issued and outstanding.

(2) In November 2014, each of Messrs. Roy and Webb agreed to accept 1,500,000 shares of Company Common Stock in lieu of $15,000 cash amounts due to each person on account of director fees for the fiscal year ended July 31, 2014.  These shares are reflected in this table.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Buchanan Ventures, Inc.

Effective October 25, 2013, the Company entered into two separate agreements with Buchanan Ventures, Inc. to engage Carlos Buchanan as a consultant.  Under the first agreement (“Contractor Agreement”), it was agreed that Mr. Buchanan would, among other things, (a) assist with the development of the Company’s business, (b) assist with the financial and investment structuring of the Company and (c) assist with evaluating acquisition prospects.  As consideration for such consulting services, the Company agreed to pay Mr. Buchanan an aggregate of $150,000, payable every 90 days over a term of 24 months, payable in either cash or Company stock at the Company’s discretion. As of July 31, 2014, Company had accrued $56,250 due on account of the Contractor Agreement.  Under the second agreement (“Finder Fee Agreement”) Mr. Buchanan agreed, among other things, to introduce a mezzanine lender to advance to the Company over a period of 12 months up to $7,500,000 to support development and acquisition plans.  In consideration of such services, the Company agreed to issue to Mr. Buchanan a total of 10,000,000 shares of Company common stock, subject to adjustment and clawback of all or a portion of the shares based upon Mr. Buchanan’s performance under the Finder Fee Agreement.  As of July 31, 2014, no part of the consideration payable on account of either of the agreements has been earned.  Mr. Buchanan is the brother of Armando Rafael Buchanan, the Company’s Chief Financial Officer.

BEP Operating, LLC.

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

Delta S Energy LLC, which has entered into a farm-in agreement with the Company, and Delta S Ventures, LP, which is an investor in the Company, are related parties.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2014 and for fiscal year ended July 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2014 ($)	2013 ($)
Audit Fees	15,190	18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	14,200	9,000
Total	29,390	27,000

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

LIBERTY ENERGY CORP.
Date: April 10, 2015	/s/ Arthur Roy
Arthur Roy
President, Secretary, Treasurer and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 10, 2015	/s/ Armando Rafael Buchanan
Armando Rafael Buchanan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Roy	President, Secretary, Treasurer and Chairman of the Board of Directors	Date: April 10, 2015
Arthur Roy

/s/ Armando Rafael Buchanan	Chief Financial Officer	Date: April 10, 2015
Armando Rafael Buchanan
/s/ Richard C. Webb	Director	Date: April 10, 2015
Richard C. Webb